Form 10KSB
period 2001-12-31
ATLAS AMERICA PUBLIC  NO 10 LTD
filed 2002-04-01
CIK 1157516

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [Fee Required]

                  For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [No Fee Required]

               For the transition period from _______ to _______

                        Commission file number 333-67522

                          Atlas America Public #10 Ltd.
                 (Name of small business issuer in its charter)

                      Pennsylvania                            25-1891457
                      ------------                            ----------
           (State or other jurisdiction of                 (I.R.S. Employer
           incorporation or organization)                  Identification No.)

               311 Rouser Road, Moon Township, Pennsylvania 15108
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number (412) 262-2830
Securities registered under Section 12(b) of the Exchange Act


Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
      None                                                None


Securities registered under Section 12(g) of the Exchange Act

                                      None
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         State issuer's revenues for its most recent fiscal year. -0-

         State the aggregate market value of the voting stock held by non-affiliates of the Registrant. Not Applicable.

        Transitional Small Business Disclosure Format (check one):

        Yes           No     X
            ------        -------

                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10KSB


PART I                                                                                                           Page
------                                                                                                        ---------
     Item 1:    Business....................................................................................    3 - 5
     Item 2:    Properties..................................................................................    5 - 7
     Item 3:    Legal Proceedings...........................................................................        7
     Item 4:    Submission of Matters to a Vote of Security Holders.........................................        7

PART II

     Item 5:    Market for Registrant's Common Equity and Related Security Holder Matters...................        8
     Item 6:    Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................................................    8 - 9
     Item 7:    Financial Statements and Supplementary Data.................................................  10 - 17
     Item 8:    Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure......................................................       17
     Item 9:    Directors, Executive Officers and Significant Employees,
                    Compliance with Section (16A) of the Exchange Act.......................................  17 - 19

PART III

     Item 10:   Executive Compensation......................................................................       20
     Item 11:   Security Ownership of Certain Beneficial Owners and Management..............................       20
     Item 12:   Certain Relationships and Related Transactions..............................................  20 - 21
     Item 13:   Exhibits and Reports on Form 8-K............................................................       21

SIGNATURES..................................................................................................       22
----------


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS ATLAS AMERICA PUBLIC #10 LTD. (THE
        "PARTNERSHIP")

         Business Development. We were formed as a Pennsylvania limited partnership on July 31, 2001, with Atlas Resources, Inc. ("Atlas") as our managing general partner. We offered a maximum of 2,500 units for $25 million and had our initial closing on November 20, 2001, with total cash subscriptions of $1,027,600 exceeding our required minimum capital contribution of $1,000,000. We had our final closing on December 31, 2001, with total cash subscriptions of $21,281,200 from 819 investors.

         In total, after final closing, our managing general partner contributed cash and leases for a total capital contribution to us of $7,227,500. See Item 12, "Certain Relationships and Related Transactions."

         We began our drilling activities on our initial closing date. We prepaid drilling costs to our managing general partner acting as operator and general drilling contractor under the drilling and operating agreement on our final closing date in an amount equal to $21,281,200 and claimed a 2001 deduction for intangible drilling and development costs of wells to be drilled in 2002. See Item 2, "Properties."

         Under the drilling and operating agreement our managing general partner is responsible for drilling and completing (or plugging) our wells. All the wells have been or will be drilled to depths sufficient to test thoroughly the objective geological formation. We paid our proportionate share of the intangible drilling cost of drilling and completing the wells at cost plus 15% based on the authority for expenditure ("AFE") for the well. The AFE for the well includes all ordinary costs of drilling, testing and completing the well.

         Our ongoing operating and maintenance costs are expected to be fulfilled through revenues from our sale of our production. Our managing general partner will receive a monthly well supervision fee of $275 for serving as operator of each of our producing wells under the drilling and operating agreement. The well supervision fee covers all normal and regularly recurring operating expenses for the production, delivery and sale of gas, such as:

         o        well tending, routine maintenance and adjustment;

         o reading meters, recording production, pumping, maintaining appropriate books and records; and

         o        preparing reports to us and to government agencies.

         The well supervision fees, however, do not include costs and expenses related to the purchase of equipment, materials or third-party services and brine disposal. If these expenses are incurred, we will pay at cost for third-party services and materials and a reasonable charge for services performed directly by our managing general partner or its affiliates. Also, beginning one year after each of our wells has been placed into production our managing general partner, as operator, may retain $200 per well of our revenues per month to cover the estimated future plugging and abandonment costs of the well. See Item 6 "Management's Discussion and Analysis or Plan of Operation."

         Markets and Regulations. Our managing general partner is responsible for selling our natural gas production, and its policy is to treat all wells in a given geographic area equally. Our natural gas is being sold as discussed in
Item 2, "Properties - Delivery Commitments."

         The Federal Energy Regulatory Commission ("FERC") regulates the interstate transportation of natural gas and has sought to promote greater competition in natural gas markets. For example, traditionally natural gas was sold by producers to interstate pipeline companies which then resold the natural gas to local distribution companies for resale to end-users. FERC changed this market structure by requiring interstate pipeline companies to transport gas for other natural gas suppliers or producers. FERC later issued Order 636 which requires interstate pipeline companies to, among other things, separate their natural gas sales services from their transportation services and provide an open access transportation service that is comparable in quality for all gas suppliers or producers. FERC Order 636 is designed to ensure that interstate pipeline companies do not have a competitive advantage over other natural gas sellers because they also provide transportation services. FERC has also enacted other regulatory policies and competitive initiatives that are intended to increase the flexibility of interstate natural gas transportation such as requiring interstate pipeline companies to develop electronic bulletin boards to provide standardized access to information concerning pipeline capacity and prices and FERC Order 637 which removed price ceilings on short-term capacity release transactions.

         The marketing of our natural gas production is also affected by numerous other factors beyond our control and the effect of which we cannot accurately predict. These factors include, but are not limited to, the following:

         o the availability and capacity of pipeline and other transportation facilities;

         o competition from other energy sources such as coal, oil and electricity;

         o local and state regulations regarding production and transportation;

         o fluctuating seasonal supply and demand because of various factors such as home heating requirements in the winter months;

         o        political instability in oil producing countries; and

         o the amount of domestic production and foreign imports of natural gas and oil.

       In addition to FERC's regulation of the interstate transportation of natural gas, the state regulatory agency where a producing natural gas well is located provides a comprehensive statutory and regulatory scheme for oil and gas operations such as ours including supervising the production activities and the transportation of natural gas sold in intrastate markets. Our oil and gas operations in Pennsylvania are regulated by the Department of Environmental Resources, Division of Oil and Gas, and our oil and gas operations in Ohio are regulated by the Ohio Department of Natural Resources, Division of Oil and Gas. Among other things, the regulations involve:

         o new well permit and well registration requirements, procedures and fees;

         o        minimum well spacing requirements;

         o        restrictions on well locations and underground gas storage;

         o certain well site restoration, groundwater protection and safety measures;

         o        landowner notification requirements;

         o        certain bonding or other security measures;

         o        various reporting requirements;

         o        well plugging standards and procedures; and

         o        broad enforcement powers.

         We believe we have complied in all material respects with applicable state regulations and do not expect that these regulations will have a material adverse impact on our operations. Our producing activities also must comply with various federal, state and local laws covering the discharge of materials into the environment, or otherwise relating to the protection of the environment. Although this compliance may cause delays or increase our costs, we do not believe these costs will be substantial. We cannot predict, however, the ultimate costs of complying with present and future environmental laws and regulations because these laws and regulations are constantly being revised and we cannot obtain insurance to protect against many types of environmental claims.

         There are also a number of proposals from time to time that are considered in Congress and in the legislatures and agencies of various states that if enacted would significantly and adversely affect the oil and gas industry, including us. For example, a proposal limiting the disposal of wastewater from our wells would substantially increase our operating costs. However, we cannot predict what proposals, if any, will be enacted and their subsequent effect on our activities.

ITEM 2. PROPERTIES

         Five prospects were designated on our initial closing date and an additional 102 prospects were designated on our final closing date. We own 100% of the working interest in 92 wells, 90% of the working interest in one well, and 75% of the working interest in 10 wells, 70% of the working interest in two wells, 68% of the working interest in two wells. See "Productive Wells," below.

         95 of the wells are subject to a 12.5% landowner's royalty and have an 87.5% net revenue interest and the remaining 12 wells are also subject to a 3.125% overriding royalty interest and have an 84.375% net revenue interest. 31 of the wells are situated on a prospect of approximately 50 acres and the remaining 76 wells are on prospects ranging from approximately 10 acres to 50 acres.

         Drilling Activity. The following table sets forth the results from our date of formation to March 26, 2002, of our drilling activities. All wells are in Pennsylvania and Ohio. See "Productive Wells," below. Currently, 103 wells have been spudded, and three dry holes have been drilled.


                                                                            Development Wells
                                                  -----------------------------------------------------------------
                                                             Gross                                  Net
                                                  ------------------------------    -------------------------------
                                                  Productive      Dry      Total    Productive      Dry       Total
                                                  ----------      ---      -----    ----------      ---       -----
As of March 26, 2002..........................       87            3         90        83.4          3         86.4


--------------------------------
(1)      A "productive well" generally means a well that is not a dry hole.
(2) A "dry hole" generally means a well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well. The term "completion" refers to the installation of permanent equipment for the production of oil or gas, or, in the case of a dry hole, to the reporting of abandonment to the appropriate agency.
(3)      A "gross" well is a well in which we have a working interest.
(4) A "net" well equals the actual working interest we own in one gross well divided by one hundred. For example, a 50% working interest in a well is one gross well, but a .50 net well.

         We have not participated, and will not participate, in any exploratory wells.

         Present Activities.  As of March 26, 2002:

         o        47 of the wells were in production;

         o 40 of the wells were capable of production but not yet on-line; and

         o 13 of the wells were spudded and were in the process of being drilled and/or completed.

         The drilling of the remaining four wells is expected to begin by March 31, 2002.

         Production. We have begun selling production from 47 completed wells and revenues are expected to be distributed in the summer of 2002.

         Oil and Gas Reserves. Although there has been production as set forth above, no reserve estimate on these wells has been obtained from an independent petroleum engineer.

       Delivery Commitments. Our managing general partner, Resource Energy, Inc. and Atlas Energy Group, Inc. have a gas supply agreement with First Energy Solutions Corporation for a 10-year term which began on April 1, 1999. First Energy Solutions Corporation is the marketing affiliate of First Energy Corporation, a large regional electric utility listed on the New York Stock Exchange. Subject to certain exceptions, First Energy Solutions Corporation must buy all of the natural gas produced and delivered by our managing general partner and its affiliates, which includes us, at certain specific delivery points with the facilities of: East Ohio Gas Company, National Fuel Gas Distribution, and Peoples Natural Gas Company, which are local distribution companies, and National Fuel Gas Supply, Columbia Gas Transmission Corporation, Tennessee Gas Pipeline Company, and Texas Eastern Transmission Company, which are interstate pipelines. Generally, all of our gas was and is being sold under the agreement with First Energy Solutions Corporation other than the gas being sold under our managing general partner's contract with Wheatland Tube which expires September, 2002. We are not required to provide any fixed and determinable quantities of gas under any agreement other than agreements that are a consequence of limited hedging agreements with First Energy Solutions Corporation, as discussed below.

         The First Energy Solutions Corporation agreement establishes an indexed price formula for each delivery point during an initial period and requires the parties to negotiate new pricing arrangements at each delivery point for subsequent periods. If, at the end of any applicable period, our managing general partner and First Energy Solutions Corporation cannot agree to a new price for any delivery point, then our managing general partner may solicit offers from third-parties, but First Energy Solutions Corporation retains the right to match any offer which is received. If First Energy Solutions Corporation does not match a particular offer, then the natural gas associated with that offer may be sold to the third-party. For example, during the period April 1, 2000 through March 31, 2001, our managing general partner and its affiliates sold natural gas delivered to National Fuel Gas Supply to entities other than First Energy Solutions Corporation pursuant to this process. This process is repeated at the end of each contract period.

         Our managing general partner and First Energy Solutions Corporation have generally been able to agree to new pricing arrangements for all the delivery points under the agreement. For the next twelve months, our managing general partner anticipates that approximately 100% of our natural gas will be sold to First Energy Solutions Corporation.

       The marketing of natural gas has been influenced by the availability of financial instruments that may be used to hedge the price that will ultimately be paid for future deliveries of natural gas. Our managing general partner purchases and sells natural gas futures and options contracts to limit our exposure to pricing change. These contracts may include regulated NYMEX futures and options contracts and non-regulated over-the-counter contracts with qualified counter-parties and generally cover periods from one month to up to two years in the future. To assure that the financial instruments will be used solely for hedging price risk and not for speculative purposes, our managing general partner has established a committee to assure that all financial trading is done in compliance with hedging policies and procedures. Our managing general partner has not and does not intend to contract for positions that it cannot offset with actual production. Although hedging provides our managing general partner's partnerships, including us, some protection against falling prices, these activities could also reduce the potential benefit from price increases, depending on the instrument. The portion of our natural gas that is hedged changes from time to time.

       As a full service marketer, First Energy Solutions Corporation also utilizes NYMEX based financial instruments to hedge their pricing exposure and from time to time makes price hedging opportunities available to our managing general partner. These transactions are similar to NYMEX based futures contracts, swaps and options, but also require firm delivery of the hedged quantity. Thus, our managing general partner limits these arrangements to much smaller quantities than those projected to be available at any delivery point. The price paid by First Energy Solutions Corporation for certain volumes of natural gas sold pursuant to these hedge agreements, may be significantly different than the underlying monthly spot market value.

ITEM 3. LEGAL PROCEEDINGS
         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Market Information. There is no established public trading market for our units and we do not anticipate a market will develop. Our units may be transferred only in accordance with the provisions of Article VI of our partnership agreement which require that:

         o        our managing general partner consent;

         o the transfer not result in materially adverse tax consequences to us; and

         o        the transfer not violate federal or state securities laws.

         An assignee of a unit may become a substituted partner only on meeting the following conditions:

         o        the assignor gives the assignee the right;

         o        our managing general partner consents to the substitution;

         o the assignee pays to us all costs and expenses incurred in connection with the substitution; and

         o the assignee executes and delivers the instruments which our managing general partner requires to effect the substitution and to confirm his or her agreement to be bound by the terms of our partnership agreement.

         A substitute partner is entitled to all of the rights of full ownership of the assigned units, including the right to vote.

         Holders. As of December 31, 2001, we had 819 interest holders.

         Dividends. It is not anticipated that we will distribute revenues from the sale of production until the summer of 2002. Thereafter, our managing general partner will review our accounts quarterly to determine whether cash distributions are appropriate and the amount to be distributed, if any. We will distribute those funds to you and the other participants which our managing general partner determines are not necessary for us to retain. We will not advance or borrow for purposes of distributions if the amount of the distributions would exceed our accrued and received revenues for the previous four quarters, less paid and accrued operating costs with respect to the revenues.

        The determination of the revenues and costs will be made in accordance with generally accepted accounting principles, consistently applied, and cash distributions to our managing general partner may only be made in conjunction with distributions to you and the other participants.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         For the next 12 months our managing general partner believes that we have adequate capital to develop the wells under the drilling and operating agreement. We had sufficient capital resources from the closings to drill and develop approximately 103.15 net wells. No other wells will be drilled and thus no additional funds will be required for drilling.

         The payment of our operation and maintenance costs will not begin until our wells begin to generate revenue. These costs will be paid with our production revenue, although we do not anticipate to do so, any shortfall will be borrowed from our managing general partner or its affiliates, which are not contractually committed to make a loan. The amount that may be borrowed may not at any time exceed 5% of our total subscriptions, and no borrowings will be obtained from third-parties.

         We have not and will not devote any funds to research and development activities and there are no new products or services. We do not have any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

         We do not expect to purchase or sell any plant and significant equipment. We have no employees and rely on our managing general partner and its affiliates for management. See Item 9, "Directors, Executive Officers and Significant Employees, Compliance with Section 16(A) of the Exchange Act."

ITEM 7. FINANCIAL STATEMENTS




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
Atlas America Public #10 Ltd.
A Pennsylvania Limited Partnership


We have audited the accompanying balance sheet of Atlas America Public #10 Ltd., a Pennsylvania Limited Partnership, as of December 31, 2001, and the related statements of operations and changes in partners' capital accounts and cash flows for the period July 5, 2001 (date of formation) to December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas America Public #10 Ltd. as of December 31, 2001 and the results of its operations, and cash flows for the period July 5, 2001 (date of formation) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.





/s/ Grant Thornton L.L.P.
-------------------------
Cleveland, Ohio
February 18, 2002

                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)


                                 BALANCE SHEETS


                                                                  December 31,
                                                                       2001
                                                                --------------
ASSETS
Cash......................................................      $          100
Oil and gas well drilling contracts and leases............          25,443,500
                                                                --------------
                                                                $   25,443,600
                                                                ==============



PARTNERS' CAPITAL

Partners' capital:
   Managing General Partner...............................      $    4,162,400
   Limited Partners (2,135 units).........................          21,281,200
                                                                --------------
                                                                $   25,443,600
                                                                ==============






    The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                          STATEMENTS OF OPERATIONS AND
                      CHANGES IN PARTNERS' CAPITAL ACCOUNTS

                      From July 5, 2001 (date of formation)
                                       To
                                December 31, 2001



                                                                  Managing
                                                                   General               Limited
                                                                   Partner              Partners              Total
                                                              ---------------       ---------------     ---------------
Partners' Capital Contributions:
   Cash .........................................             $        100            $ 21,281,200         $ 21,281,300
   Organization costs ...........................                  725,200                       -              725,200
   Tangible costs ...............................                3,823,800                       -            3,823,800
   Syndication costs ............................                2,339,900                       -            2,339,900
   Leasehold costs ..............................                  338,500                       -              338,500
                                                              ------------            ------------         ------------
                                                                 7,227,500              21,281,200           28,508,700

Syndication and offering costs ..................               (2,339,900)                      -           (2,339,900)

Expenses:
   Organization costs ...........................                 (725,200)                      -             (725,200)
                                                              ------------            ------------         ------------
        Net loss ................................                 (725,200)                      -             (725,200)
                                                              ------------            ------------         ------------

Partners' capital at end of year ................             $  4,162,400            $ 21,281,200         $ 25,443,600
                                                              ============            ============         ============





    The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                      From July 5, 2001 (date of formation)
                                       To
                                December 31, 2001


Cash flows from operating activities:
Net loss.............................................................................  $        (725,200)
Adjustments to reconcile net loss to net cash provided by operating activities:
   Organization costs................................................................            725,200
                                                                                       -----------------

Net cash provided by operating activities............................................                  -


Cash flows from investing activities:
Oil and gas well drilling contracts paid to Managing General Partner.................        (21,281,200)
                                                                                       -----------------


Cash flows from financing activities:
Partners' capital contributions, net of syndication and offering costs...............         21,281,300
                                                                                       -----------------

Cash at December 31, 2001............................................................  $             100
                                                                                       =================



Supplemental Schedule of Noncash Activities:

Assets contributed by Managing General Partner:
   Tangible costs....................................................................  $       3,823,800
   Organizational costs..............................................................            725,200
   Lease costs.......................................................................            338,500
   Syndication and offering costs....................................................          2,339,900
                                                                                       -----------------
                                                                                       $       7,227,400
                                                                                       =================




    The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 1 - NATURE OF OPERATIONS

         Atlas America Public #10 Ltd. (the "Partnership") is a Pennsylvania Limited Partnership in which includes Atlas Resources, Inc. ("Atlas") of Pittsburgh, Pennsylvania (a wholly-owned subsidiary of Atlas America, Inc., which is a wholly-owned subsidiary of Resource America, Inc., a publicly traded company) is the Managing General Partner and Operator, and subscribers to units are either Limited Partners or Investor General Partners depending upon their election. As of December 31, 2001, there were 819 investors who contributed $21,281,200.

         The Partnership was funded to drill development wells located primarily in the Clinton/Medina geological formation in Western Pennsylvania and Southern Ohio and the Mississippian/Upper Devonian Sandstone reservoir in Fayette County, Pennsylvania. The Managing General Partner has reserved the right to drill wells in other areas of the United States, primarily in the Appalachian Basin. At December 31, 2001, the majority of the Partnership's properties are scheduled for drilling. Operations are expected to commence in the first quarter of 2002. Recoverability of the cost of properties is dependent on the results of such development activities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Accounting

         The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

         Oil and Gas Wells Drilling Contracts and Properties

         The Partnership uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized. Depreciation and depletion is computed on a field-by-field basis by the unit-of-production method based on periodic estimates of oil and gas reserves.

         Undeveloped leasehold and proved properties will be assessed periodically or whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. Proved properties will be assessed based on estimates of future cash flows.

                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                December 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Significant Estimates

         Certain amounts included in or affecting the Partnership's financial statements and related disclosures must be estimated, requiring the Partnership to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared.

         The preparation of its financial statements in conformity with generally accepted accounting principles requires the Partnership to make estimates and assumptions that affect:

         o        the amount the Partnership reports for assets and liabilities;

         o        the Partnership gas and oil reserves

         o the amounts the Partnership reports for revenues and expenses during the reporting period.

         Therefore, the reported amounts of the Partnership's assets and liabilities, revenues and expenses and associated disclosures with respect to gas and oil reserves are necessarily affected by these estimates. The Partnership evaluates these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods the Partnership considers reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from the Partnership's estimates. Any effects on the Partnership's business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

         Revenue Recognition

         Revenues from the sale of natural gas and oil are recognized when the gas and oil are delivered to the purchaser.

         New Accounting Standard

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and will be effective for fiscal years beginning after July 15, 2002. The Partnership is required to adopt SFAS No. 143 effective January 1, 2003 and has not yet determined the impact of this new accounting standard.

         Major Customer

         The Managing General Partner has contracted to sell all of the Partnership's gas production to one customer. However the market for gas and oil production is a diverse open market and other purchasers are readily available.

NOTE 3 - FEDERAL INCOME TAXES

         The Partnership is not treated as a taxable entity for federal income tax purposes. Any item of income, gain, loss, deduction or credit flows through to the partners as though each partner had incurred such item directly. As a result, each partner must take into account his pro rata share of all items of partnership income and deductions in computing his federal income tax liability.

                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                December 31, 2001

NOTE 4 - PARTICIPATION IN REVENUES AND COSTS

         Atlas and the other partners generally participate in revenues and costs in the following manner:

                                                                                                Subscribing
                                                                             Atlas               Partners
                                                                       -----------------    --------------------
        Organization and offering costs..........................            100 %                   -%

        Lease costs..............................................            100 %                   -%

        Revenues.................................................             (1)                   (1)

        Operating costs, administrative costs, direct costs and
          all other costs........................................             (2)                   (2)

        Intangible drilling costs................................              - %                 100%

        Tangible costs...........................................             66 %                  34%

        Tax deductions:

            Intangible drilling and development costs............              - %                 100%

            Depreciation.........................................             66 %                  49%

            Depletion allowances.................................             (3)                   (3)

-------------------
(1) Subject to the Managing General Partner's subordination obligation, substantially all partnership revenues will be shared in the same percentage as capital contributions are to the total partnership capital contributions except that the Managing General Partners will receive an additional 7.0% of the partnership revenues.
(2) These costs will be charged to the partners in the same ratio as the related production revenues are credited.
(3) The percentage depletion allowance will be in the same percentages as the production revenues.

NOTE 5 - TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

         The Partnership has entered into the following significant transactions with Atlas and its affiliates as provided under the Partnership agreement:

         o Oil and Gas Revenues. Our managing general partner paid our organization and offering costs in the amount of $3,065,100, 66% of the equipment costs in the amount of $3,823,800, any equipment costs that exceeded 10% of the partnership's subscription proceeds which would otherwise have been charged to the investors and contributed all the leases on which the wells were or are being drilled, for a total capital contribution of $7,227,500. In return, our managing general partner will share in our production revenues in the same percentage as its capital contribution bears to our total capital contributions except that the managing general partner will receive an additional 7% of partnership revenues. However, our managing general partner's total revenue share may not exceed 35% of partnership revenues regardless of the amount of its capital contribution. For example, if the managing general partner contributes 25% of our total capital contributions and you and the other investors contribute 75% of our total capital contributions, then the managing general partner will receive 32% of our revenues and you and the other investors will receive 68% of our revenues.

         o Leases. On the initial closing date as amended on the final closing date our managing general partner contributed to us 107 undeveloped prospects to drill approximately 103.15 net wells and received a credit in the amount of $338,500.

         o Administrative Costs. Our managing general partner and its affiliates will receive an unaccountable, fixed payment reimbursement for their administrative costs of $75 per well per month, which will be proportionately reduced if we acquire less than 100% of the working interest in a well. Our managing general partner will receive approximately $92,800 for our first 12 months of operations after all of our wells are placed in production for administrative costs.

         o Direct Costs. Our managing general partner and its affiliates will be reimbursed for all direct costs expended on our behalf.

         o Drilling Contracts. On our initial and final closing date, we entered into a drilling contract with our managing general partner to drill and complete approximately 103.15 net wells. The total amount received by our managing general partner was $21,281,200 for drilling and completing the wells.

                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                December 31, 2001


         o Per Well Charges. As the wells begin production our managing general partner, as operator, will be reimbursed at actual cost for all direct expenses incurred on our behalf and will receive well supervision fees for operating and maintaining the wells during producing operations in the amount of $275 per well per month subject to an annual adjustment for inflation. The well supervision fees are proportionately reduced to the extent we acquire less than 100% of the working interest in a well. Our managing general partner will receive approximately $340,400 for our first 12 months of operations after all of our wells are placed in production for well supervision fees. As operator our managing general partner charges us at cost for third-party services and materials provided for each well which has been placed in operation.

         o Transportation and Marketing Fees. We will pay a combined transportation and marketing charge at a competitive rate for each mcf transported to Atlas Pipeline Partners, L.P., for natural gas which we produce. See footnote 2 to the Organizational Diagram for a discussion of Atlas Pipeline Partners, L.P.

         o Dealer-Manager Fees. Our managing general partner's affiliate, Anthem Securities, as dealer-manager received a 2.5% dealer-manager fee, a 7% sales commission, a .5% reimbursement of marketing expenses, and a .5% reimbursement of the selling agent's accountable due diligence fees in the amount of $2,107,500. The dealer-manager will receive no further compensation from us.

         o Other Compensation. If our managing general partner makes a loan to us it may receive a competitive rate of interest. If our managing general partner provides equipment, supplies and other services to us, then it may do so at competitive industry rates.

         o As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses.

NOTE 6 - PURCHASE COMMITMENT

         Subject to certain conditions, investor partners may present their interests beginning in 2006 for purchase by Atlas. Atlas is not obligated to purchase more than 5% of the units in any calendar year. In the event that Atlas is unable to obtain the necessary funds, Atlas may suspend its repurchase obligation.

NOTE 7 - SUBORDINATION OF MANAGING GENERAL PARTNER'S REVENUE SHARE

         Atlas will subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by participants of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the participants.

NOTE 8 - INDEMNIFICATION

         In order to limit the potential liability of the investor general partners, Atlas has agreed to indemnify each investor, that elects to be a general partner, from any liability incurred which exceeds such partner's share of Partnership assets.

NOTE 9 - NATURAL GAS AND OIL PRODUCING ACTIVITIES

         The supplementary information of natural gas and oil activities required by SFAS No. 69, "Disclosures About Oil and Gas Producing Activities", has not been presented because the Partnership did not commence operations until 2002.


ITEM 8. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Responsibilities of Atlas. We have no employees and rely on our managing general partner, which also serves as driller-operator of the wells, for management. Our managing general partner has complete and exclusive discretion and control over our operations and activities and makes all of our decisions affecting the wells which we have drilled. Our managing general partner provides continuing review and analysis of all wells and monitors all expenditures and commitments made on our behalf. In addition, our managing general partner performs administrative services relating to our funding and operation, participant reporting, financial budgeting and record keeping.

         Because we have no equity securities registered pursuant to Section 12 of the Exchange Act, there is no required compliance with Section 16(A) of the Exchange Act.

         Business of Atlas. Our managing general partner was incorporated in 1979 and its affiliate, Atlas Energy Group, Inc., an Ohio corporation which was the first of the Atlas group of companies, was incorporated in 1973. Atlas Energy Group is our operator in Ohio. As of January 1, 2002, our managing general partner and its affiliates operated approximately 4,375 natural gas and oil wells located in Ohio, Pennsylvania and New York.

         In September, 1998, Atlas Group, the former parent company of our managing general partner, merged into Atlas America, Inc., a newly formed wholly-owned subsidiary of Resource America, Inc. Resource America is a publicly-traded company principally engaged in energy, energy finance and real estate finance. Atlas America has and is continuing the existing business of Atlas Group and is headquartered at 311 Rouser Road, Moon Township, Pennsylvania 15108 which is also the managing general partner's primary office.

         Officers, Directors and Key Personnel. The officers and directors of our managing general partner will serve until their successors are elected. The officers, directors and key personnel of our managing general partner are as follows:


NAME                       AGE      POSITION OR OFFICE
----                       ---      ------------------
Freddie M. Kotek           45       Chairman of the Board of Directors, Chief Executive Officer and President
Frank P. Carolas           41       Executive Vice President - Land and Geology and a Director
Jeffrey C. Simmons         42       Executive Vice President - Operations and a Director
Michael L. Staines         51       Senior Vice President, Secretary and a Director
Nancy J. McGurk            45       Vice President, Chief Financial Officer and Chief Accounting Officer
Jack L. Hollander          45       Vice President - Direct Participation Programs
Michael G. Hartzell        46       Vice President - Land Administration
Donald R. Laughlin         53       Vice President - Drilling and Completion
John A. Ranieri            41       Director of Energy Sales
Louis Tierno, Jr.          38       Controller and Assistant Secretary
James R. O'Mara            57       Director
John S. Coffey             53       President, Secretary, Treasurer and Director of Anthem Securities, Inc.


         Freddie M. Kotek. President and Chief Executive Officer since 2002 and Chairman of the Board of Directors since 2001. Mr. Kotek is employed by Resource America from 1993 to the present in various capacities and is currently Senior Vice President of Resource America.

         Frank P. Carolas. Executive Vice President-Land and Geology and a Director since January, 2001. Mr. Carolas also serves as Executive Vice President-Land and Geology of Atlas America since January, 2001. Mr. Carolas served as Vice President of Land and Geology for the managing general partner from July 1999 until 2001 and for Atlas America from 1998 until 2001. Before that Mr. Carolas served as Vice President of Atlas Group, Inc. from 1997 until 1998 which was the former parent company of the managing general partner. Mr. Carolas is a certified petroleum geologist and has been with Atlas Energy since 1981.

         Jeffrey C. Simmons. Executive Vice President-Operations and a Director since January, 2001. Mr. Simmons also serves as Executive Vice
President-Operations of Atlas America since January, 2001. Mr. Simmons served as Vice President of Operations for the managing general partner from July 1999 until 2001 and for Atlas America from 1998 until 2001. Mr. Simmons joined Resource America in 1986 as senior petroleum engineer.

         Jack L. Hollander. Vice President - Direct Participation Programs since 2001. Mr. Hollander also serves as Vice President - Direct Participation Programs of Atlas America since 2001. Mr. Hollander began his career serving as in house tax counsel for Integrated Resources, Inc., a large diversified financial services company from 1982 to 1990. He then went on to practice law with Rattet, Hollander & Pasternak with a concentration in tax matters, real estate transactions and consulted with and assisted technology companies in raising capital until joining the managing general partner in January 2001.

         Michael G. Hartzell. Vice President - Land Administration since 2001. Mr. Hartzell has been with Atlas Energy since 1980.

         Donald R. Laughlin. Vice President-Drilling and Completion since 2001. Mr. Laughlin joined Atlas America as Senior Drilling Engineer in May, 2001. He has over thirty years of experience in the Appalachian Basin and before joining Atlas America was with Columbia Gas Transmission Corporation from 1995 to 2001.

         Louis Tierno, Jr. Controller and Assistant Secretary since May 2001. Mr. Tierno also serves as Controller of Atlas America since May 2001. Mr. Tierno has over 15 years of finance, accounting, tax and administrative experience in the oil and gas industry with Angerman Associates, Inc. which was engaged in the oil and gas business, as Director of Accounting/Financial Operations from 1984 until March 1998. Beginning April 1998 until October 1999 he was Vice President of Finance for the Baron Group, an oil and gas company. He joined CFS Americas, Inc., a software company, as Controller in November 1999 until December 2000 and served as a consultant to CFS Americas, Inc. from January 2001 until April 2001 when he joined Atlas America and the managing general partner.

Key Personnel.

         Michael L. Staines. Senior Vice President, Secretary and a Director since 1998. Mr. Staines is also Executive Vice President, Secretary and a Director of Atlas America since 1998, Senior Vice President of Resource America since 1989, Secretary of Resource America from 1989 to 1998, Director of Resource America from 1989 to 2000, President, Secretary and a Director of Resource Energy, an energy subsidiary of Resource America, since 1993, President of Atlas Pipeline Partners GP, LLC since 2001, and Chief Operating Officer, Secretary and Managing Board Member of Atlas Pipeline Partners GP, LLC since its formation in 1999.

         Nancy J. McGurk. Vice President, Chief Financial Officer and Chief Accounting Officer since January, 2001. Ms. McGurk also serves as Vice President, Chief Financial Officer and Chief Accounting Officer of Atlas America and has been Vice President of Resource America since 1992. Before that she had served as Treasurer and Chief Accounting Officer of Resource America since 1989. Also, since 1995 Ms. McGurk has served as Vice President - Finance of Resource Energy.

         John A. Ranieri. Director of Energy Sales since 2001 and before that Director of Gas Marketing for nine years.

         James R. O'Mara. A Director since 1980. Mr. O'Mara served as President and Chief Executive Officer of our managing general partner from 1999 until he retired in January 2002 and Vice Chairman and a Director of Atlas America from 2001 until his retirement. Mr. O'Mara joined Atlas Energy in 1975.

         John S. Coffey. President, Secretary, Treasurer and Director of Anthem Securities, Inc. Mr. Coffey joined Anthem Securities, Inc. in May 2000. He was previously associated with Financial Investment Analysts, Inc. from November 1984 to May 2000.

                                    PART III

ITEM 10. EXECUTIVE COMPENSATION

       We have no employees and rely on the employees of our managing general partner and its affiliates for services. Thus, we did not directly pay any compensation to the employees of our managing general partner for the last fiscal year. See Item 12, "Certain Relationships and Related Transactions," below for compensation which we paid to our managing general partner.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of December 31, 2001, we had issued and outstanding 2,135 units. No officer or director of our managing general partner owns any units. Also, no partner beneficially owns more than 10% of our outstanding units.

         Resource America owns 100% of the common stock of Atlas America, which owns 100% of the common stock of AIC, Inc., which owns 100% of the common stock of our managing general partner.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Oil and Gas Revenues. Our managing general partner paid our organization and offering costs in the amount of $3,065,100, 66% of the equipment costs in the amount of $3,823,800, any equipment costs that exceeded 10% of the partnership's subscription proceeds which would otherwise have been charged to the investors and contributed all the leases on which the wells were or are being drilled, for a total capital contribution of $7,227,500. In return, our managing general partner will share in our production revenues in the same percentage as its capital contribution bears to our total capital contributions except that the managing general partner will receive an additional 7% of partnership revenues. However, our managing general partner's total revenue share may not exceed 35% of partnership revenues regardless of the amount of its capital contribution. For example, if the managing general partner contributes 25% of our total capital contributions and you and the other investors contribute 75% of our total capital contributions, then the managing general partner will receive 32% of our revenues and you and the other investors will receive 68% of our revenues.

         Leases. On the initial closing date as amended on the final closing date our managing general partner contributed to us 107 undeveloped prospects to drill approximately 103.15 net wells and received a credit in the amount of $338,500.

         Administrative Costs. Our managing general partner and its affiliates will receive an unaccountable, fixed payment reimbursement for their administrative costs of $75 per well per month, which will be proportionately reduced if we acquire less than 100% of the working interest in a well. Our managing general partner will receive approximately $92,800 for our first 12 months of operations after all of our wells are placed in production for administrative costs.

         Direct Costs. Our managing general partner and its affiliates will be reimbursed for all direct costs expended on our behalf.

         Drilling Contracts. On our initial and final closing date, we entered into a drilling contract with our managing general partner to drill and complete approximately 103.15 net wells. The total amount received by our managing general partner was $21,281,200 for drilling and completing the wells.

         Per Well Charges. As the wells begin production our managing general partner, as operator, will be reimbursed at actual cost for all direct expenses incurred on our behalf and will receive well supervision fees for operating and maintaining the wells during producing operations in the amount of $275 per well per month subject to an annual adjustment for inflation. The well supervision fees are proportionately reduced to the extent we acquire less than 100% of the working interest in a well. Our managing general partner will receive approximately $340,400 for our first 12 months of operations after all of our wells are placed in production for well supervision fees. As operator our managing general partner charges us at cost for third-party services and materials provided for each well which has been placed in operation.

         Transportation and Marketing Fees. We will pay a combined transportation and marketing charge at a competitive rate for each mcf transported to Atlas Pipeline Partners, L.P., for natural gas which we produce. See footnote 2 to the Organizational Diagram for a discussion of Atlas Pipeline Partners, L.P.

         Dealer-Manager Fees. Our managing general partner's affiliate, Anthem Securities, as dealer-manager received a 2.5% dealer-manager fee, a 7% sales commission, a .5% reimbursement of marketing expenses, and a .5% reimbursement of the selling agent's accountable due diligence fees in the amount of $2,107,500. The dealer-manager will receive no further compensation from us.

         Other Compensation. If our managing general partner makes a loan to us it may receive a competitive rate of interest. If our managing general partner provides equipment, supplies and other services to us, then it may do so at competitive industry rates.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         We have not filed any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES


        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Atlas America Public #10 Ltd.


By:  (Signature and Title):         Atlas Resources, Inc., Managing General Partner

By   (Signature and Title):         -----------------------------------------------------------------------------
                                    Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
                                    and President

Date:  April 1, 2002


        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By  (Signature and Title):          -----------------------------------------------------------------------------------
                                    Freddie M. Kotek,  Chairman of the Board of Directors,  Chief Executive Officer
                                    and President
Date:  April 1, 2002


By  (Signature and Title):         -----------------------------------------------------------------------------------
                                    Frank P. Carolas, Executive Vice President - Land and Geology and a Director
Date:  April 1, 2002


By  (Signature and Title):          -----------------------------------------------------------------------------------
                                    Jeffrey C. Simmons, Executive Vice President - Operations and a Director
Date:  April 1, 2002


By  (Signature and Title):          -----------------------------------------------------------------------------------
                                    Nancy J. McGurk,  Vice President,  Chief Financial Officer and Chief Accounting
                                    Officer
Date:  April 1, 2002


                    Supplemental information to be Furnished
                  With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers

An annual report will be furnished to security holders subsequent to the filing of this report.

                                  EXHIBIT INDEX


                             Description                                               Location
                             -----------                                               --------
4(a)       Certificate of Limited Partnership for                       Previously filed in the Form SB-2/A on
           Atlas America Public #10 Ltd.                                October 26, 2001

4(b)       Amended and Restated Certificate and Agreement of            Previously filed in the Form SB-2/A on
           Limited Partnership for Atlas America Public #10 Ltd.        October 26, 2001

10(a)      Drilling and Operating Agreement with exhibits               Previously filed in the Form SB-2/A on
                                                                        October 26, 2001
