Form 10QSB
period 2002-03-31
ATLAS AMERICA PUBLIC  NO 10 LTD
filed 2002-05-15
CIK 1157516

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X]                   QUARTERLY REPORT PURSUANT 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended March 31, 2002

[ ]                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                For the transition period from _______ to _______

                        Commission file number 333-67522

                          Atlas America Public #10 Ltd.
                 (Name of small business issuer in its charter)

Pennsylvania                                                          25-1891457
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

311 Rouser Road
Moon Township, PA                                                          15108
(Address of principal executive offices)                              (Zip code)

Issuer's telephone number, including area code: (412) 262-2830

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10QSB

PART I.       FINANCIAL INFORMATIONPAGE

Item 1.       Financial Statements
              Balance Sheets as of March 31, 2002 (Unaudited)
                and December 31, 2001...............................................................................      3

              Statement of Operations for the Three Months Ended March 31, 2002 (Unaudited).........................      4

              Statement of Partners' Capital Accounts for the Three Months Ended March 31, 2002 (Unaudited).........      5

              Statement of Cash Flows for the Three Months Ended March 31, 2002 (Unaudited).........................      6

              Notes to Financial Statements (Unaudited).............................................................      7

Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations...........................................................................      9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk............................................     11

PART II.      OTHER INFORMATION

Item 4.       Exhibits and Reports on Form 8-K......................................................................     12

SIGNATURES..........................................................................................................     13

                                     PART I


ITEM 1. FINANCIAL STATEMENTS


                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                                 BALANCE SHEETS
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001

                                                                                       March 31, 2002
                                                                                        (Unaudited)     December 31, 2001
                                                                                       --------------   -----------------
ASSETS
Cash.............................................................................      $          100    $         100
Accounts receivable - affiliate..................................................             541,600                -

Oil and gas wells and properties (successful efforts)............................          25,443,500       25,443,500
Less accumulated depletion and depreciation......................................            (274,800)               -
                                                                                       --------------    -------------
                                                                                           25,168,700       25,443,500
                                                                                       --------------    -------------
                                                                                       $   25,710,400    $  25,443,600
                                                                                       ==============    =============



LIABILITIES AND PARTNERS' CAPITAL
Unrealized hedging losses........................................................             100,300                -

Partners' capital:
   Managing General Partner......................................................           4,290,700        4,162,400
   Limited Partners (2,135 units)................................................          21,419,700       21,281,200
   Accumulated other comprehensive income (loss).................................            (100,300)               -
                                                                                       --------------    -------------
                                                                                           25,610,100       25,443,600
                                                                                       --------------    -------------
                                                                                       $   25,710,400    $  25,443,600
                                                                                       ==============    =============

    The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                       STATEMENT OF OPERATIONS (Unaudited)
                        THREE MONTHS ENDED MARCH 31, 2002

                                                                        2002
                                                                        ----
REVENUES
Natural gas and oil..........................................     $      646,300
Interest income..............................................                  -
                                                                  --------------
                                                                         646,300
                                                                  --------------

COSTS AND EXPENSES
Production expenses..........................................             93,200
Depletion and depreciation of oil and gas properties.........            274,800
General and administrative expenses..........................             11,500
                                                                  --------------
                                                                         379,500
                                                                  --------------
Net earnings.................................................     $      266,800
                                                                  ==============


Allocation of net earnings:

   Managing General Partner..................................     $      128,300
                                                                  ==============
   Limited Partners..........................................     $      138,500
                                                                  ==============
      Net earnings per limited partnership interest..........     $           65
                                                                  ==============

    The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

               STATEMENT OF PARTNERS' CAPITAL ACCOUNTS (Unaudited)
                      FOR THREE MONTHS ENDED MARCH 31, 2002

                                                                                             Accumulated
                                                               Managing                         Other
                                                                General         Limited     Comprehensive
                                                                Partner        Partners     Income (Loss)     Total
                                                             -------------   ------------- --------------- -------------
Balance at January 1, 2002................................. $    4,162,400   $ 21,281,200    $        -    $ 25,443,600

Comprehensive income (loss):
   Participation in revenue and expenses:
     Net production revenues...............................        177,000        376,100             -         553,100
     Depletion and depreciation............................        (45,000)      (229,800)            -        (274,800)
     General and administrative............................         (3,700)        (7,800)            -         (11,500)
                                                            --------------   ------------   -----------    ------------
        Net earnings.......................................        128,300        138,500             -         266,800
   Change in fair value of cash flow hedges................              -              -      (100,300)       (100,300)
                                                                                                           ------------
     Comprehensive income..................................                                                     166,500
     Distributions to partners.............................              -              -             -               -
                                                            --------------   ------------   -----------    ------------
Balance at March 31, 2002.................................. $    4,290,700   $ 21,419,700   $  (100,300)   $ 25,610,100
                                                            ==============   ============   ===========    ============

    The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                      STATEMENTS OF CASH FLOWS (Unaudited)
                      FOR THREE MONTHS ENDED MARCH 31, 2002

                                                                                          2002
                                                                                          ----
Cash flows from operating activities:
Net earnings.........................................................................  $   266,800
Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depletion and depreciation:.......................................................      274,800
   (Increase) in accounts receivable - affiliate.....................................     (541,600)
                                                                                       -----------

Net cash provided by operating activities............................................            -

Net increase in cash.................................................................            -
                                                                                       -----------

Cash at beginning of period..........................................................          100
                                                                                       -----------

Cash at end of period................................................................  $       100
                                                                                       ===========

    The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                      FOR THREE MONTHS ENDED MARCH 31, 2002

NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

         The financial statements of Atlas America Public #10 Ltd. (the Partnership) for the three months ended March 31, 2002 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-KSB for the calendar year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 may not necessarily be indicative of the results of operations for the full calendar year ending December 31, 2002.

NOTE 2 -NEW ACCOUNTING STANDARD

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, " Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and will be effective for fiscal years beginning after July 15, 2002. The Partnership is required to adopt SFAS No. 143 effective January 1, 2003 and has not yet determined the impact of this new accounting standard.

NOTE 3 - TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

         The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (Atlas), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

         o Administrative costs payable to Atlas at $75 per well per month. Administrative costs incurred in the three months ended March 31, 2002 were $5,100.

         o Monthly well supervision fees payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended March 31, 2002 were $18,800.

         o Transportation fees paid to Atlas of between $.29 and $.35 per mcf. Transportation costs incurred for the three months ended March 31, 2002 were $7,600.

         o As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the balance sheet represents the net production revenues due from Atlas.

                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

             NOTES TO FINANCIAL STATEMENTS (Unaudited) - (Continued)
                      FOR THREE MONTHS ENDED MARCH 31, 2002

NOTE 4 - HEDGING ACTIVITIES

         Atlas enters into natural gas futures and option contracts to hedge the Partnership's exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange ("NYMEX") futures and options contracts and non-regulated over-the-counter futures contracts with qualified counter parties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. Although hedging provides Atlas and its affiliates, including the Partnership, some protection against falling prices, these activities could also reduce the potential benefits of price increases, depending upon the instrument. Atlas does not hold derivative instruments for trading purposes.

         The Partnership accounts for derivative transactions in accordance with Statement of Financial Accounting Standards No. 133 ("SFAS 133") Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS 138). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that all derivative financial instruments are recognized in the financial statements as either assets or liabilities measured at fair value. Changes in the fair value of derivative financial instruments are recognized in income or other comprehensive income, depending on their classification. Upon adoption of SFAS 133, the Partnership did not incur any transition adjustments to earnings.

       At March 31, 2002, Atlas had natural gas futures and option contracts covering approximately 230,000 dekatherms ("Dth") of the Partnership's gas production maturing April 2002 through September 2003 at a combined average price of $3.23 per Dth. As these contracts qualify and have been designated as cash flow hedges, any gains or losses resulting from market price changes are deferred and recognized as a component of sales revenues in the month the gas is sold. Gains or losses on futures contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. The Partnership's net unrealized loss related to open NYMEX contracts was $100,300 at March 31, 2002. The unrealized loss of $100,300 at March 31, 2002 has been recorded as a liability on the Partnership's 2002 Balance Sheet and in partners' capital as accumulated other comprehensive income. As of March 31, 2002, $63,200 of the unrealized loss is expected to be reclassified to earnings during the next 12 months. The Partnership did not recognize any losses on settled contracts covering natural gas production for the three months ended March 31, 2002. The Partnership recognized no gains or losses during the three months ended March 31, 2002 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges. The Partnership assesses the effectiveness of its hedges based on changes in the derivates' intrinsic value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
        (UNAUDITED)

Forward-Looking Statements

         WHEN USED IN THIS FORM 10-QSB, THE WORDS "BELIEVES" "ANTICIPATES" "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES MORE PARTICULARLY DESCRIBED IN ITEM 1 OF THIS REPORT. THESE RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD-LOOKING STATEMENTS WHICH WE MAY MAKE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

         Management's Discussion and Analysis should be read in conjunction with our Financial Statements and the notes to our Financial Statements.

Results of Operations

         The following table set forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit during the period indicated:

                                                        Three Months Ended
                                                        ------------------
                                                          March 31, 2002
                                                          --------------
Revenues (in thousands):
   Gas....................................................  $     646
   Oil....................................................  $       -
Production volumes:
   Gas (thousands of cubic feet (mcf)/day)................      1,972
   Oil (barrels (bbls)/day)...............................          -
Average sales price:
   Gas (per mcf)..........................................  $    3.64
   Oil (per bbl)..........................................  $       -
Production costs:
   As a percent of sales..................................         14%
   Per equivalent mcf.....................................  $     .53

         Revenues. During the three months ended March 31, 2002, we had net earnings of $266,800.

         Our natural gas revenues were $646,300 for the three months ended March 31, 2002, while our average price received for natural gas was $3.64 per mcf. Our revenues from our natural gas sales will be affected by changes in natural gas prices which are driven by market conditions.

         Expenses. Production expenses for the three months ended March 31, 2002 amounted to $93,200.

         Depletion and depreciation of oil and gas properties as a percentage of oil and gas revenues was 43% in the three months ended March 31, 2002. This charge represents the periodic, systematic allocation of well costs attributable to the production for the three months ending March 31, 2002. In future periods, this charge will depend on changes in our oil and gas reserve quantities, product prices, produced volumes and the depletable cost basis of our oil and gas properties.

         General and administrative expenses for the three months ended March 31, 2002 amounted to $11,500. These expenses are the monthly administrative fee charged by the managing general partner to each productive well.

         Liquidity and Capital Resources. At March 31, 2002 we had working capital of $541,700, which is directly related to the production and sale of our oil and gas.

         There were no new material commitments for us to make capital expenditures during the period and we do not expect any in the foreseeable future. Any additional funds, if required will be obtained from production revenues or borrowings from our managing general partner or its affiliates, which are not contractually committed to make a loan. The amount that may be borrowed may not at any time exceed 5% of our total subscriptions, and no borrowings will be obtained from third parties.

         Recent Accounting Pronouncement. In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, " Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and will be effective for fiscal years beginning after July 15, 2002. The Partnership is required to adopt SFAS No. 143 effective January 1, 2003 and has not yet determined the impact of this new accounting standard.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term "market risk" refers to the risk of loss arising from adverse changes in interest rates and oil and gas prices. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonable possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than trading.

         Commodity Price Risk. Our major market risk exposure in commodities is the pricing applicable to our oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to U.S. natural gas production. Pricing for oil and gas production has been volatile and unpredictable for many years. We periodically enter into financial hedging transactions with respect to a portion of our projected gas production. These financial hedging transactions are intended to reduce the impact of oil and gas price fluctuations. Realized gains and losses from the settlement of these hedges are recognized in gas revenues when the associated production occurs. The gains and losses realized as a result of hedging are substantially offset in the market when the commodity is delivered. We do not hold or issue derivative instruments for trading purposes.

         The Partnership accounts for hedging transactions in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 138). As of March 31, 2002, we had gas hedges in place covering 23,000 dekatherm maturing through September 2003. The fair value of these hedges is a $100,300 liability at March 31, 2002 and is included on our balance sheet and represents the estimated amount that would have been realized had the hedges been terminated on that date. As these contracts qualify and have been designated as cash flow hedges, gains and losses on them resulting from market price changes are determined monthly and reflected in accumulated other comprehensive income until the month in which the hedged production is sold. At that time, the amount included in accumulated other comprehensive income related to the sold production is closed to production revenues. Gains or losses on open and closed hedging transactions are determined as the difference between the contract price and a reference price, generally closing prices on NYMEX.

                                    PART III

ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

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


Atlas America Public #10 Ltd.

By: (Signature and Title):   Atlas Resources, Inc., Managing General Partner

By  (Signature and Title):
                             --------------------------------------------------
                             Freddie M. Kotek, Chairman of the Board of
                             Directors, Chief Executive Officer and President

Date: May 15, 2002


        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By (Signature and Title):
                             --------------------------------------------------
                             Freddie M. Kotek, Chairman of the Board of
                             Directors, Chief Executive Officer and President

By (Signature and Title):
                             --------------------------------------------------
                             Nancy J. McGurk, Vice President, Chief Financial Officer and Chief Accounting Officer
Date: May 15, 2002

                                  EXHIBIT INDEX

                             Description                                         Location
                             -----------                                         --------
4(a)       Certificate of Limited Partnership for                                Previously filed in the Form
           Atlas America Public #10 Ltd.                                         10-KSB for the period ending
                                                                                 December 31, 2001

4(b)       Amended and Restated Certificate and Agreement                        Previously filed in the Form
           of Limited Partnership for Atlas America Public #10 Ltd.              10-KSB for the period ending
                                                                                 December 31, 2001

10(a)      Drilling and Operating Agreement with exhibits                        Previously filed in the Form
                                                                                 10-KSB for the period ending
                                                                                 December 31, 2001