Form 10QSB
period 2002-06-30
ATLAS AMERICA PUBLIC  NO 10 LTD
filed 2002-08-14
CIK 1157516

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB
(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 2002

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

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No___

                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10QSB


PART I.       FINANCIAL INFORMATION                                                                                     PAGE
Item 1.       Financial Statements

              Balance Sheets as of June 30, 2002 (Unaudited) and December 31, 2001..................................      3

              Statements of Operations for the Three Months and Six Months Ended
                June 30, 2002 and 2001 (Unaudited)..................................................................      4

              Statement of Partners' Capital Accounts (Unaudited) for the Six Months Ended June 30, 2002............      5

              Statement of Cash Flows for the Six Months Ended June 30, 2002 (Unaudited)...........................       6

              Notes to Financial Statements (Unaudited).............................................................      7

Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations...........................................................................     10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk............................................     12

PART II.      OTHER INFORMATION

Item 4.       Exhibits and Reports on Form 8-K......................................................................     13

SIGNATURES    ......................................................................................................     14

EXHIBIT INDEX ......................................................................................................     15

CERTIFICATIONS......................................................................................................     16

                                     PART I


ITEM 1.       FINANCIAL STATEMENTS


                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                                 BALANCE SHEETS
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001

                                                                                          June 30,        December 31,
                                                                                            2002              2001
                                                                                       --------------    -------------
                                                                                         (Unaudited)
ASSETS
Cash.............................................................................      $      206,300    $         100
Accounts receivable - affiliate..................................................           1,113,800                -

Oil and gas wells and properties (successful efforts)............................          25,443,500       25,443,500
Less accumulated depletion and depreciation......................................            (866,000)               -
                                                                                       --------------    -------------
                                                                                           24,577,500       25,443,500
                                                                                       --------------    -------------
                                                                                       $   25,897,600    $  25,443,600
                                                                                       ==============    =============
LIABILITIES AND PARTNERS' CAPITAL
Unrealized hedging losses........................................................              60,700                -

Partners' capital:
   Managing General Partner......................................................           4,443,100        4,162,400
   Limited Partners (2,135 units)................................................          21,454,500       21,281,200
   Accumulated other comprehensive income (loss).................................             (60,700)               -
                                                                                       --------------    -------------
                                                                                           25,836,900       25,443,600
                                                                                       --------------    -------------
                                                                                       $   25,897,600    $  25,443,600
                                                                                       ==============    =============



    The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                      STATEMENTS OF OPERATIONS (Unaudited)
                 THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002

                                                                        Three Months Ended            Six Months Ended
                                                                              June 30,                    June 30,
                                                                      ------------------------    -----------------------
                                                                               2002                        2002
                                                                      ------------------------    -----------------------
REVENUES:
Natural gas and oil.................................................         $1,280,500                 $   1,926,800

COSTS AND EXPENSES:
Production expenses.................................................            251,600                       344,800
Depletion and depreciation of oil and gas properties................            591,200                       866,000
General and administrative expenses.................................             34,400                        45,900
                                                                             ----------                 -------------
                                                                                877,200                     1,256,700
                                                                             ----------                 -------------
Net earnings........................................................         $  403,300                 $     670,100
                                                                             ==========                 =============



ALLOCATION OF NET EARNINGS:

   Managing General Partner.........................................         $  225,700                 $     349,900
                                                                             ==========                 =============
   Limited Partners.................................................         $  177,600                 $     320,200
                                                                             ==========                 =============
      Net earnings per limited partnership interest.................         $       83                 $         150
                                                                             ==========                 =============



    The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

               STATEMENT OF PARTNERS' CAPITAL ACCOUNTS (Unaudited) FOR PERIODS ENDING MARCH 31, 2002 AND JUNE 30, 2002

                                                                                             Accumulated
                                                                Managing                        Other
                                                                General        Limited      Comprehensive
                                                                Partner        Partners     Income (Loss)       Total
                                                            ---------------  --------------  -----------   --------------
Balance at January 1, 2002................................. $    4,162,400   $21,281,200     $         -   $  25,443,600

Comprehensive income (loss):
   Participation in revenue and expenses:
     Net production revenues...............................        177,000         376,100             -         553,100
     Depletion and depreciation............................        (49,100)       (225,700)            -        (274,800)
     General and administrative............................         (3,700)         (7,800)            -         (11,500)
                                                            ---------------  --------------  -----------   --------------
       Net earnings........................................        124,200         142,600             -         266,800

   Change in fair value of cash flow hedges................                                     (100,300)       (100,300)
                                                                                                           -------------
     Comprehensive income..................................                                                      166,500
     Distributions to partners.............................              -               -             -               -
                                                            --------------   -------------   -----------   -------------
Balance at March 31, 2002.................................. $    4,286,600   $  21,423,800   $  (100,300)  $  25,610,100
                                                            ==============   =============   ===========   =============

Comprehensive income (loss):
   Participation in revenue and expenses:
     Net production revenues...............................        329,200         699,700             -       1,028,900
     Depletion and depreciation............................        (92,500)       (498,700)            -        (591,200)
     General and administrative............................        (11,000)        (23,400)            -         (34,400)
                                                            --------------   -------------   -----------   -------------
       Net earnings........................................        225,700         177,600             -         403,300
   Change in fair value of cash flow hedges................                                       39,600          39,600
                                                                                                           -------------
     Comprehensive income..................................                                                      442,900
     Distributions to partners.............................        (69,200)       (146,900)            -        (216,100)
                                                            --------------   -------------   -----------   -------------
Balance at June 30, 2002................................... $    4,443,100   $  21,454,500   $   (60,700)  $  25,836,900
                                                            ==============   =============   ===========   =============



    The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                      STATEMENTS OF CASH FLOWS (Unaudited)
                       FOR SIX MONTHS ENDED JUNE 30, 2002

                                                                                               Six Months Ended
                                                                                               ---------------
                                                                                                 June 30, 2002
                                                                                               ---------------
Cash flows from operating activities:
Net earnings.........................................................................          $       670,100
Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depletion and depreciation:.......................................................                  866,000
   (Increase) in accounts receivable - affiliate.....................................               (1,113,800)
                                                                                               ---------------

Net cash provided by operating activities............................................                  422,300

Cash flows from financing activities:
Distributions to partners............................................................                 (216,100)
                                                                                               ---------------

Net cash used in financing activities................................................                 (216,100)
                                                                                               ---------------
Net increase in cash.................................................................                  206,200
                                                                                               ---------------


Cash at beginning of period..........................................................                      100
                                                                                               ---------------

Cash at end of period................................................................          $       206,300
                                                                                               ===============







    The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                       FOR SIX MONTHS ENDED JUNE 30, 2002

NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

         The financial statements of Atlas America Public #10 Ltd. (the Partnership) for the three months and six months ended June 30, 2002 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-KSB for the calendar year ended December 31, 2001. The results of operations for the six months ended June 30, 2002 may not necessarily be indicative of the results of operations for the full calendar year ending December 31, 2002. The Partnership did not begin operations until December 31, 2001. Therefore, no comparison statements are provided.

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

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

The following table presents comprehensive income (loss) for the periods indicated:

                                                                        Three Months Ended            Six Months Ended
                                                                              June 30,                    June 30,
                                                                      ------------------------      -------------------
                                                                                2002                        2002
                                                                      ------------------------      -------------------
Net earnings........................................................      $      403,300                $    670,100
Other comprehensive income (loss):
       Unrealized gain (loss) on natural gas futures contracts......              39,600                     (60,700)
                                                                          --------------                ------------

Comprehensive income................................................      $      442,900                $    609,400
                                                                          ==============                ============

                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

             NOTES TO FINANCIAL STATEMENTS (Unaudited) - (Continued)
                       FOR SIX MONTHS ENDED JUNE 30, 2002

NOTE 4 - TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

         The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (Atlas), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

         o Administrative costs payable to Atlas at $75 per well per month. Administrative costs incurred in the three months and six months ended June 30, 2002 were $22,600 and $27,800, respectively.

         o Monthly well supervision fees payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months and six months ended June 30, 2002 were $77,200 and $96,000, respectively.

         o Transportation fees paid to Atlas of between $.29 and $.35 per mcf. Transportation costs incurred for the three months and six months ended June 30, 2002 were $111,900 and $163,300, respectively.

         o As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the balance sheet represents the net production revenues due from Atlas.

                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

             NOTES TO FINANCIAL STATEMENTS (Unaudited) - (Continued)
                       FOR SIX MONTHS ENDED JUNE 30, 2002

NOTE 5 - HEDGING ACTIVITIES

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

       At June 30, 2002, Atlas had natural gas futures and option contracts covering approximately 233,000 dekatherms ("Dth") of the Partnership's gas production maturing April 2002 through September 2003 at a combined average price of $3.45 per Dth. As these contracts qualify and have been designated as cash flow hedges, any gains or losses resulting from market price changes are deferred and recognized as a component of sales revenues in the month the gas is sold. Gains or losses on futures contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. The Partnership's net unrealized loss related to open NYMEX contracts was $60,700 at June 30, 2002. The unrealized loss of $60,700 at June 30, 2002 has been recorded as a liability on the Partnership's 2002 Balance Sheet and in partners' capital as accumulated other comprehensive income. As of June 30, 2002, $38,200 of the unrealized loss is expected to be reclassified to earnings during the next 12 months. The Partnership recognized no losses for settled contracts covering natural gas production for the six months ended June 30, 2002. The Partnership recognized no gains or losses during the six months ended June 30, 2002 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges. The Partnership assesses the effectiveness of its hedges based on changes in the derivates' intrinsic value.

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

Results of Operations

         The following table set forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit during the period indicated.

         The Partnership did not commence operations until December 31, 2001. Accordingly, the Partnership had no revenues or expenses in 2001.

                                                                         Three Months Ended          Six Months Ended
                                                                              June 30,                    June 30,
                                                                      ------------------------    -----------------------
                                                                               2002                        2002
                                                                      ------------------------    -----------------------
                                                                                      (in thousands, except
                                                                               sales price and production cost data)
Production revenues
     Gas..........................................................        $        1,281                 $      1,927
     Oil..........................................................        $            0                 $          0

Production volumes:
     Gas (thousands of cubic feet ("mcf")/day)....................                 4,079                        3,032
     Oil (barrels (`bbls")/day)...................................                     -                            -

Average sales prices:
     Gas (per mcf)................................................        $         3.45                 $       3.51
     Oil (per bbl)................................................        $            -                 $          -

Average production costs:
     As a percent of sales........................................                    20%                          18%
     (per mcf equivalent unit)....................................        $          .68                 $        .63

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) - (Continued)

Results of Operations - (Continued)

         Revenues. During the three months and six months ended June 30, 2002, we had net earnings of $403,300 and $670,100, respectively.

         Our natural gas revenues were $1,280,500 and $1,926,800 for the three months and six months ended June 30, 2002, while our average price received for natural gas was $3.45 per mcf and $3.51. Our revenues from our natural gas sales will be affected by changes in natural gas prices which are driven by market conditions.

         Expenses. Production expenses for the three months and six months ended June 30, 2002 amounted to $251,500 and $344,800.

         Depletion and depreciation of oil and gas properties as a percentage of oil and gas revenues was 46% and 45% in the three months and six months ended June 30, 2002. This charge represents the periodic, systematic allocation of well costs attributable to the production for the six months ending June 30, 2002. In future periods, this charge will depend on changes in our oil and gas reserve quantities, product prices, produced volumes and the depletable cost basis of our oil and gas properties.

         General and administrative expenses for the three months and six months ended June 30, 2002 amounted to $34,400 and $45,900. These expenses are the monthly administrative fees charged by the managing general partner to each productive well.

         The partnership did not begin operations until December 31, 2001, therefore no comparison statements are provided.

         Liquidity and Capital Resources. At June 30, 2002 we had working capital of $1,259,400, which is directly related to the production and sale of our oil and gas.

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

         As of June 30, 2002, we had gas hedges in place covering 233,000 dekatherms maturing through September 2003. The unrealized loss of these hedges is a $60,700 liability at June 30, 2002 and is included on our balance sheet and represents the estimated amount that would have been realized had the hedges been terminated on that date. As these contracts qualify and have been designated as cash flow hedges, gains and losses on them resulting from market price changes are determined monthly and reflected in accumulated other comprehensive income until the month in which the hedged production is sold. At that time, the amount included in accumulated other comprehensive income related to the sold production is closed to production revenues. Gains or losses on open and closed hedging transactions are determined as the difference between the contract price and a reference price, generally closing prices on NYMEX.

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


Atlas America Public #10 Ltd.


By:  (Signature and Title):         Atlas Resources, Inc., Managing General Partner


By   (Signature and Title):         /s/ Freddie M. Kotek
                                    -----------------------------------------------------------------------------
                                    Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
                                    and President

Date:  August 14, 2002


        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  (Signature and Title):          /s/ Freddie M. Kotek
                                    -----------------------------------------------------------------------------
                                    Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
                                    and President

Date:  August 14, 2002


By  (Signature and Title):          /s/ Nancy J. McGurk
                                    -----------------------------------------------------------------------------
                                    Nancy J. McGurk, Senior Vice President, Chief Financial Officer and Chief
                                    Accounting Officer
Date:  August 14, 2002

                                  EXHIBIT INDEX


                             Description                                         Location
                             -----------                                         --------
    4(a)   Certificate of Limited Partnership for                                Previously filed in the Form 10-KSB for
           Atlas America Public #10 Ltd.                                         the period ending December 31, 2001

    4(b)   Amended and Restated Certificate and Agreement                        Previously filed in the Form 10-KSB for
           of Limited Partnership for Atlas America Public #10 Ltd.              the period ending December 31, 2001

   10(a)   Drilling and Operating Agreement with exhibits                        Previously filed in the Form 10-KSB for
                                                                                 the period ending December 31, 2001
   99.1    Certification Pursuant to 18 U.S.C., Section 1350, as Adopted
           Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

   99.2    Certification Pursuant to 18 U.S.C., Section 1350, as Adopted
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
