Form 10QSB
period 2002-09-30
ATLAS AMERICA PUBLIC  NO 10 LTD
filed 2002-11-12
CIK 1157516

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB
(Mark One)

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____
                                                                      ---

                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10QSB

PART I.      FINANCIAL INFORMATION                                                                                      PAGE
Item 1.       Financial Statements

               Balance Sheets as of September 30, 2002 (Unaudited) and December 31, 2001............................      3

              Statements of Operations for the Three Months and Nine Months Ended
                September 30, 2002 and 2001 (Unaudited).............................................................      4

              Statement of Partners' Capital for the Nine Months Ended
                September 30, 2002 (Unaudited)......................................................................      5

              Statements of Cash Flows for the Nine Months Ended
                September 30, 2002 (Unaudited)......................................................................      6

              Notes to Financial Statements (Unaudited)............................................................. 7 - 10

Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations...........................................................................11 - 13

Item 3.       Quantitative and Qualitative Disclosures about Market Risk............................................     14

Item 4.       Evaluation of Disclosure Controls and Procedures......................................................     14

PART II.      OTHER INFORMATION

Item 5.       Exhibits and Reports on Form 8-K......................................................................     15

SIGNATURES    ......................................................................................................     16

                                     PART I


ITEM 1.       FINANCIAL STATEMENTS


                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                                 BALANCE SHEETS

                                                                                        September 30,     December 31,
                                                                                       --------------    -------------
                                                                                            2002              2001
                                                                                       --------------    -------------
                                                                                         (Unaudited)
ASSETS
Cash.............................................................................      $      432,900    $         100
Accounts receivable - affiliate..................................................           1,359,200                -

Oil and gas wells and properties (successful efforts)............................          25,443,500       25,443,500
Less accumulated depletion and depreciation......................................          (1,485,300)               -
                                                                                       --------------    -------------
                                                                                           23,958,200       25,443,500
                                                                                       --------------    -------------
                                                                                       $   25,750,300    $  25,443,600
                                                                                       ==============    =============




LIABILITIES AND PARTNERS' CAPITAL
Accounts payable - affiliate.....................................................      $        4,000    $           -
Unrealized hedging losses........................................................             161,000                -

Partners' capital:
   Managing General Partner......................................................           4,491,600        4,162,400
   Limited Partners (2,135 units)................................................          21,254,700       21,281,200
   Accumulated other comprehensive income (loss).................................            (161,000)               -
                                                                                       --------------    -------------
                                                                                           25,585,300       25,443,600
                                                                                       --------------    -------------
                                                                                       $   25,750,300    $  25,443,600
                                                                                       ==============    =============










    The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                      STATEMENTS OF OPERATIONS (Unaudited)

                                                                          Three Months Ended          Nine Months Ended
                                                                             September 30,               September 30,
                                                                            -------------               -------------
                                                                                 2002                         2002
                                                                            -------------               -------------
REVENUES:
Natural gas and oil.................................................        $   1,665,600               $   3,592,400
Interest Income.....................................................                1,300                       1,300
                                                                            -------------               -------------
                                                                            $   1,666,900               $   3,593,700
                                                                            =============               =============

COSTS AND EXPENSES:
Production expenses.................................................              257,300                     602,100
Depletion and depreciation of oil and gas properties................              619,300                   1,485,300
General and administrative expenses.................................               33,800                      79,700
                                                                            -------------               -------------
                                                                                  910,400                   2,167,100
                                                                            -------------               -------------
Net earnings........................................................         $    756,500               $   1,426,600
                                                                            =============               =============

ALLOCATION OF NET EARNINGS:

Managing General Partner............................................         $    339,000               $     688,900
                                                                            =============               =============

Limited Partners....................................................         $    417,500               $     737,700
                                                                            =============               =============

Net earnings per limited partnership unit...........................         $        196               $         346
                                                                            =============               =============








    The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                   STATEMENT OF PARTNERS' CAPITAL (Unaudited)
                    FOR NINE PERIOD ENDED SEPTEMBER 30, 2002

                                                                                                Accumulated
                                                                  Managing                         Other
                                                                   General         Limited     Comprehensive
                                                                   Partner        Partners     Income (Loss)       Total
                                                               --------------   -------------   -----------   -------------
Balance at January 1, 2002.................................    $    4,162,400   $  21,281,200   $         -   $  25,443,600

Comprehensive income (loss):
   Participation in revenue and expenses:
     Net production revenues...............................           956,900       2,033,400             -       2,990,300
     Interest Income.......................................               400             900             -           1,300
     Depletion and depreciation............................          (242,900)     (1,242,400)            -      (1,485,300)
     General and administrative............................           (25,500)        (54,200)            -         (79,700)
                                                               --------------   -------------   -----------   -------------
        Net earnings.......................................           688,900         737,700             -       1,426,600
   Change in fair value of cash flow hedges................                                        (161,000)       (161,000)
                                                                                                              -------------
     Comprehensive income..................................                                                       1,265,600
     Distributions to partners.............................          (359,700)       (764,200)            -      (1,123,900)
                                                               --------------   -------------   -----------   -------------
Balance at September 30, 2002..............................    $    4,491,600   $  21,254,700   $  (161,000)  $  25,585,300
                                                               ==============   =============   ===========   =============


















    The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                      STATEMENTS OF CASH FLOWS (Unaudited)
                    FOR NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                                                Nine Months Ended
                                                                                                -----------------
                                                                                               September 30, 2002
                                                                                               ------------------

Cash flows from operating activities:
Net earnings.........................................................................            $     1,426,600
Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depletion and depreciation:.......................................................                  1,485,300
   (Increase) in accounts receivable - affiliate.....................................                 (1,359,200)
   Increase in accounts payable and accrued liabilities..............................                      4,000
                                                                                                 ---------------

Net cash provided by operating activities............................................                  1,556,700


Cash flows from financing activities:
Distributions to partners............................................................                 (1,123,900)
                                                                                                 ---------------

Net cash used in financing activities................................................                 (1,123,900)
                                                                                                 ---------------
Net increase in cash.................................................................                    432,800
                                                                                                 ---------------

Cash at beginning of period..........................................................                        100
                                                                                                 ---------------
Cash at end of period................................................................            $       432,900
                                                                                                 ===============












    The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                    FOR NINE MONTHS ENDED SEPTEMBER 30, 2002

NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

         The financial statements of Atlas America Public #10 Ltd. (the Partnership) for the three months and nine months ended September 30, 2002 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-KSB for the calendar year ended December 31, 2001. The results of operations for the nine months ended September 30, 2002 may not necessarily be indicative of the results of operations for the full calendar year ending December 31, 2002. The Partnership did not begin operations until December 31, 2001. Therefore, no comparison statements are provided.

NOTE 2 -NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and will be effective for fiscal years beginning after June 15, 2002. The Partnership is required to adopt SFAS No. 143 effective January 1, 2003 and has not yet determined the impact of this new accounting standard.

         In October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Live Assets" ("SFAS 144") was issued. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the definition of what constitutes discontinued operations to include more disposal transactions. Under SFAS 144, assets held for sale that are a component of an entity are included in discontinued operations and cash flows will be eliminated from the ongoing operations if the entity does not have any significant continuing involvement in the operations prospectively. The adoption of SFAS 144 had no impact on the Partnership's financial position or results of operations.

         In May 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") was issued. SFAS 145 rescinds the automatic treatment of gains and losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to a sale-leaseback transaction and makes various corrections to existing pronouncements. The adoption of SFAS 145 had no impact on the Partnership's financial position or results of operations.

                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
       FOR THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

NOTE 2 - NEW ACCOUNTING STANDARDS (Continued)

         In June 2002, the FASB reached a consensus on certain issues raised in Emerging Issues task Force ("EITF") Issue No. 02-3. The consensus requires mark-to-market gains and losses on energy trading contracts to be shown net in statement whether or not these contracts are settled physically as well as disclosures of gross transaction volumes for contracts that are physically settled. This provision in EITF Issue 02-3 is effective for financial statements ending after July 15, 2002, and comparative financial statements will be reclassified to conform to the new presentation. Additional disclosures such as types of contracts accounted for as energy trading contracts, reconciliation of beginning and ending fair values and descriptions of methods and assumptions used to estimate fair value are also required. These additional disclosures are effective for financial statements issued for fiscal years ending after July 15, 2002.

         In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Partnership has not yet adopted SFAS 146 nor determined the effect of the adoption of SFAS 146 on its financial position or results of operations.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

The following table presents comprehensive income (loss) for the periods indicated:

                                                                        Three Months Ended            Nine Months Ended
                                                                            September 30,               September 30,
                                                                        ------------------            -----------------
                                                                               2002                          2002
                                                                        ------------------            -----------------
Net earnings........................................................      $      756,500                $  1,426,600
Other comprehensive income (loss):
       Unrealized loss on natural gas futures contracts.............            (100,300)                   (161,000)
                                                                          --------------                ------------

Comprehensive income ...............................................      $      656,200                $  1,265,600
                                                                          ==============                ============

                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
             FOR NINE MONTHS ENDED SEPTEMBER 30, 2002 - (Continued)


NOTE 4 - TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

         The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (Atlas), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

         o Administrative costs payable to Atlas at $75 per well per month. Administrative costs incurred in the three months and nine months ended September 30, 2002 were $29,800 and $57,600, respectively.

         o Monthly well supervision fees payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months and nine months ended September 30, 2002 were $98,800 and $194,800, respectively.

         o Transportation fees paid to Atlas of between $.29 and $.35 per mcf. Transportation costs incurred for the three months and nine months ended September 30, 2002 were $119,900 and $283,200, respectively.

         o As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the balance sheet represents the net production revenues due from Atlas.

                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
             FOR NINE MONTHS ENDED SEPTEMBER 30, 2002 - (Continued)

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

       At September 30, 2002, Atlas had natural gas futures and option contracts covering approximately 496,000 dekatherms ("Dth") of the Partnership's gas production maturing April 2002 through September 2003 at a combined average price of $3.57 per Dth. As these contracts qualify and have been designated as cash flow hedges, any gains or losses resulting from market price changes are deferred and recognized as a component of sales revenues in the month the gas is sold. Gains or losses on futures contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. The Partnership's net unrealized loss related to open NYMEX contracts was $161,000 at September 30, 2002. The unrealized loss of $161,000 at September 30, 2002 has been recorded as a liability on the Partnership's 2002 balance sheet and in partners' capital as accumulated other comprehensive income. As of September 30, 2002, $161,000 of the unrealized loss is expected to be reclassified to earnings during the next 12 months. The Partnership's recognized no losses for settled contracts covering natural gas production for the nine months ended September 30, 2002 was $22,400. The Partnership recognized no gains or losses during the nine months ended September 30, 2002 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges. The Partnership assesses the effectiveness of its hedges based on changes in the derivates' intrinsic value.

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

         The Partnership did not commence operations until December 31, 2001. Accordingly, the Partnership had no revenues or expenses in 2001.

                                                                        Three Months Ended            Nine Months Ended
                                                                            September 30,               September 30,
                                                                        ------------------            -----------------
                                                                                2002                         2002
                                                                        ------------------            -----------------
                                                                                       (in thousands, except
                                                                               sales price and production cost data)
Production revenues
     Gas..........................................................        $        1,553                 $      3,390
     Oil..........................................................        $          112                 $        203

Production volumes:
     Gas (thousands of cubic feet ("mcf")/day)....................                 4,530                        3,536
     Oil (barrels (`bbls")/day)...................................                    50                           33

Average sales prices:
     Gas (per mcf)................................................        $         3.73                 $        3.51
     Oil (per bbl)................................................        $        24.39                 $       22.28


Average production costs:
     As a percent of sales........................................                    15%                          17%
     (per mcf equivalent unit)....................................        $          .57                 $         .59


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) - (Continued)

Results of Operations - (Continued)

         Revenues. During the three months and nine months ended September 30, 2002, we had net earnings of $756,500 and $1,426,600, respectively.

         Our natural gas revenues were $1,553,400 and $3,389,800 for the three months and nine months ended September 30, 2002, while our average price received for natural gas was $3.73 per mcf and $3.51 per mcf. Our revenues from our natural gas sales continue to be affected by changes in natural gas prices which are driven by market conditions.

         Expenses. Production expenses for the three months and nine months ended September 30, 2002 amounted to $257,300 and $602,100.

         Depletion and depreciation of oil and gas properties as a percentage of oil and gas revenues was 37% and 41% in the three months and nine months ended September 30, 2002. This charge represents the periodic, systematic allocation of well costs attributable to the production for the nine months ending September 30, 2002. In future periods, this charge will depend on changes in our oil and gas reserve quantities, product prices, produced volumes and the depletable cost basis of our oil and gas properties.

         General and administrative expenses for the three months and nine months ended September 30, 2002 amounted to $33,800 and $79,700. These expenses are the monthly administrative fees charged by the managing general partner to each productive well.

         The partnership did not begin operations until December 31, 2001, therefore no comparison statements are provided.

         Liquidity and Capital Resources. At September 30, 2002 we had working capital of $1,627,100, which is directly related to the production and sale of our oil and gas.

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

         Recent Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and will be effective for fiscal years beginning after June 15, 2002. The Partnership is required to adopt SFAS No. 143 effective January 1, 2003 and has not yet determined the impact of this new accounting standard.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) - (Continued)

Results of Operations - (Continued)

         Recent Accounting Pronouncements. (continued) In October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Live Assets" ("SFAS 144") was issued. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the definition of what constitutes discontinued operations to include more disposal transactions. Under SFAS 144, assets held for sale that are a component of an entity are included in discontinued operations and cash flows will be eliminated from the ongoing operations if the entity does not have any significant continuing involvement in the operations prospectively. The adoption of SFAS 144 had no impact on the Partnership's financial position or results of operations.

         In May 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") was issued. SFAS 145 rescinds the automatic treatment of gains and losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to a sale-leaseback transaction and makes various corrections to existing pronouncements. The adoption of SFAS 145 had no impact on the Partnership's consolidated financial position or results of operations.

         In June 2002, the FASB reached a consensus on certain issues raised in Emerging Issues task Force ("EITF") Issue No. 02-3. The consensus requires mark-to-market gains and losses on energy trading contracts to be shown net in the income statement whether or not these contracts are settled physically as well as disclosures of gross transaction volumes for contracts that are physically settled. This provision in EITF Issue 02-3 is effective for financial statements ending after July 15, 2002, and comparative financial statements will be reclassified to conform to the new presentation. Additional disclosures such as types of contracts accounted for as energy trading contracts, reconciliation of beginning and ending fair values and descriptions of methods and assumptions used to estimate fair value are also required. These additional disclosures are effective for financial statements issued for fiscal years ending after July 15, 2002.

         In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Partnership has not yet adopted SFAS 146 nor determined the effect of the adoption of SFAS 146 on its consolidated financial position or results of operations.

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

         As of September 30, 2002, we had gas hedges in place covering 496,000 dekatherms maturing through September 2003. The unrealized loss of these hedges is a $161,000 liability at September 30, 2002 and is included on our balance sheet and represents the estimated amount that would have been realized had the hedges been terminated on that date. As these contracts qualify and have been designated as cash flow hedges, gains and losses on them resulting from market price changes are determined monthly and reflected in accumulated other comprehensive income until the month in which the hedged production is sold. At that time, the amount included in accumulated other comprehensive income related to the sold production is closed to production revenues. Gains or losses on open and closed hedging transactions are determined as the difference between the contract price and a reference price, generally closing prices on NYMEX.

ITEM 4.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         The Chief Executive Officer and Chief Financial Officer of the general partner have reviewed the Partnership's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Partnership's disclosure controls and procedures are effective in ensuring that material information related to the Partnership is made known to them by others within the Partnership.

Changes in Internal Controls

         There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls since the date of the Partnership's last evaluation of internal controls.

                                     PART II


ITEM 5.           EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits:

                   Exhibit No.       Description
                   -----------       -----------

                   4(a) Certificate of Limited Partnership for Atlas America Public #10 Ltd. (1)

                   4(b) Amended and Restated Certificate and Agreement of Limited Partnership for Atlas America Public #10 Ltd. (1)

                   10(a)      Drilling and Operating Agreement with exhibits (1)

                   99.1 Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

                   99.2 Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                   (1) Previously filed in the Form 10-KSB for the period ending
                       December 31, 2001.


               (b) Reports on Form 8-K:

                   None

                                   SIGNATURES


        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Atlas America Public #9 Ltd.

By:  (Signature and Title):          Atlas Resources, Inc., Managing General Partner


By   (Signature and Title):         /s/ Freddie M. Kotek
                                    ---------------------------------------------------------------
                                    Freddie M. Kotek, Chairman of the Board of Directors,
                                    Chief Executive Officer and President
Date:  November 12, 2002



        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  (Signature and Title):          /s/ Freddie M. Kotek
                                    ---------------------------------------------------------------
                                    Freddie M. Kotek, Chairman of the Board of Directors,
                                    Chief Executive Officer and President
Date:  November 12, 2002




By  (Signature and Title):          /s/ Nancy J. McGurk
                                    ---------------------------------------------------------------
                                    Nancy J. McGurk, Senior Vice President,
                                    Chief Financial Officer and Chief Accounting Officer
Date:  November 12, 2002

                                  CERTIFICATION

I, Freddie M. Kotek, Chief Executive Officer of Atlas Resources, Inc. (managing general partner of the Partnership), hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2002 of the Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and we have:

         a) designed such disclosure controls and procedures to ensure the material information relating to the Partnership is made known to us, particularly during the period in which this quarterly report was being prepared;

         b) evaluated the effectiveness of the Partnership's disclosure controls and procedures within 90 days prior to the filing of this report, and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation;

5. I have disclosed, based on our most recent evaluation, to the Partnership's auditors and to the board of directors of the General
         Partners:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    By: /s/ Freddie M. Kotek
                    ------------------
                    Freddie M. Kotek
                    Chief Executive Officer of the Managing General Partner November 12, 2002

                                  CERTIFICATION

I, Nancy J. McGurk, Chief Financial Officer of Atlas Resources, Inc. (managing general partner of the Partnership), hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2002 of the Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and we have:

         a) designed such disclosure controls and procedures to ensure the material information relating to the Partnership is made known to us, particularly during the period in which this quarterly report was being prepared;

         b) evaluated the effectiveness of the Partnership's disclosure controls and procedures within 90 days prior to the filing of this report, and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation;

5. I have disclosed, based on our most recent evaluation, to the Partnership's auditors and to the board of directors of the General
         Partners:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

6. I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    By: /s/ Nancy J. McGurk
                    ------------------
                    Nancy J. McGurk
                    Chief Financial Officer of the Managing General Partner November 12, 2002