Form 10QSB
period 2003-03-31
ATLAS AMERICA PUBLIC  NO 10 LTD
filed 2003-05-15
CIK 1157516

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 2003

[ ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the transition period from _______ to _______

                        Commission file number 333-67522


                         ATLAS AMERICA PUBLIC #10 LTD.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

        Pennsylvania                                              25-1891457
-------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


311 Rouser Road
Moon Township, PA                                                   15108
---------------------------------------                        ---------------
Address of principal executive offices)                           (Zip code)

Issuer's telephone number, including area code:  (412) 262-2830

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

                         ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10QSB


                                                                                                                       PAGE
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Balance Sheets as of March 31, 2003 (Unaudited) and December 31, 2002................................        3

             Statements of Operations for the Three Months Ended March 31, 2003 and 2002 (Unaudited)..............        4

             Statement of Partners' Capital Accounts for the Three Months Ended March 31, 2003 (Unaudited)........        5

             Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002 (Unaudited)..............        6

             Notes to Financial Statements (Unaudited).............................................................     7-9

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.................   10-12

Item 3.      Controls and Procedures...............................................................................      12

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K......................................................................      12

SIGNATURES.........................................................................................................      13

EXHIBIT INDEX......................................................................................................      14

CERTIFICATIONS......................................................................................................  15-18


                                     PART I


ITEM 1. FINANCIAL STATEMENTS


                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                                 BALANCE SHEETS

                                                                                               March 31,          December 31,
                                                                                                 2003                 2002
                                                                                            ----------------    -----------------
                                                                                              (Unaudited)
                                        ASSETS
Current Assets:
Cash...........................................................................              $    479,800        $       4,000
Accounts receivable - affiliate................................................                 1,301,100            1,703,000
                                                                                            ----------------    -----------------
      Total current assets.....................................................                 1,780,900            1,707,000

Oil and gas properties (successful efforts)....................................                25,842,700           25,443,500
  Less accumulated depletion and depreciation..................................                (4,855,000)          (3,917,700)
                                                                                            ----------------    -----------------
                                                                                               20,987,700           21,525,800
                                                                                            ----------------    -----------------
                                                                                             $ 22,768,600        $  23,232,800
                                                                                            ================    =================


                           LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accrued liabilities............................................................              $    112,500        $      35,100
Unrealized hedging losses......................................................                   186,700              191,200
                                                                                            ----------------    -----------------
      Total current liabilities................................................                   299,200              226,300

Asset retirement obligations...................................................                   423,100                   -

Partners' capital:
  Managing General Partner.....................................................                 3,910,600            4,071,000
  Limited Partners (2,135 units)...............................................                18,322,400           19,126,700
  Accumulated other comprehensive loss.........................................                  (186,700)            (191,200)
                                                                                            ----------------    -----------------
                                                                                               22,046,300           23,006,500
                                                                                            ----------------    -----------------
                                                                                             $ 22,768,600        $  23,232,800
                                                                                            ================    =================







    The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                                   2003                2002
                                                                                             -----------------    ---------------
REVENUES:
Natural gas and oil sales......................................................               $   1,631,700        $   646,300
Interest income................................................................                       1,200                  -
                                                                                             -----------------    ---------------
       Total revenues..........................................................                   1,632,900            646,300

COSTS AND EXPENSES:
Production expenses............................................................                     227,100             93,200
Depletion and depreciation of oil and gas properties...........................                     937,300            274,800
General and administrative expenses............................................                      28,700             11,500
                                                                                             -----------------    ---------------
       Total expenses..........................................................                   1,193,100            379,500
                                                                                             -----------------    ---------------
Net Income before cumulative effect of change in accounting principle..........                     439,800            266,800
Cumulative effect of change in accounting  principle...........................                     (23,900)                 -
                                                                                             -----------------    ---------------
Net Income                                                                                    $     415,900        $   266,800
                                                                                             =================    ===============



Allocation of net income (loss):
   Managing General Partner....................................................               $     281,400        $   128,300
                                                                                             =================    ===============
   Limited Partners............................................................               $     134,500        $   138,500
                                                                                             =================    ===============
Net income per limited partnership unit:
   Before cumulative effect of change in accounting principle..................               $          71        $        65
   Cumulative effect of change in accounting principle.........................                          (8)                 -
                                                                                             -----------------    ---------------
   Net income per limited partnership unit.....................................               $          63        $        65
                                                                                             =================    ===============






    The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

              STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (Unaudited)
                      FOR THREE MONTHS ENDED MARCH 31, 2003


                                                                                             Accumulated
                                                           Managing                             Other
                                                            General          Limited        Comprehensive
                                                            Partner          Partners        Income(loss)          Total
                                                         -------------    --------------    --------------    ---------------
Balance at January 1, 2003......................         $  4,071,000     $  19,126,700     $    (191,200)    $   23,006,500

   Participation in revenue and expenses:
       Net production revenues..................              449,500           955,100                 -          1,404,600
       Interest income..........................                  400               800                 -              1,200
       Depletion and depreciation...............             (151,700)         (785,600)                -           (937,300)
       General and administrative...............               (9,200)          (19,500)                -            (28,700)
                                                         -------------    --------------    --------------    ---------------
           Net income (loss) from operations....              289,000           150,800                 -            439,800

  Cumulative effect of change in accounting
       principle................................               (7,600)         (16,300)                 -            (23,900)
                                                         -------------    --------------    --------------    ---------------
           Net income (loss) ...................              281,400           134,500                 -            415,900

   Cash flow hedge losses reclassified to gas sales                 -                 -           121,400            121,400
   Change in fair value of cash flow hedges.....                    -                 -          (116,900)          (116,900)
                                                                                                              ---------------
           Comprehensive Income.................                                                                     420,400

       Distributions............................             (441,800)         (938,800)                -         (1,380,600)
                                                         -------------    --------------    --------------    ---------------

Balance at March 31, 2003.......................         $  3,910,600     $  18,322,400     $    (186,700)    $   22,046,300
                                                         =============    ==============    ==============    ===============









    The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                                  2003             2002
                                                                                             -------------    -------------
Cash flows from operating activities:
Net income.......................................................................            $    415,900     $    266,800
Adjustments to reconcile net income to net cash provided by operating activities:
   Depletion and depreciation....................................................                 937,300          274,800
   Cumulative effect of change in accounting principle...........................                  23,900                -
   Decrease (increase) in accounts receivable - affiliate........................                 401,900         (541,600)
   Increase in accrued liabilities...............................................                  77,400                -
                                                                                             -------------    -------------

Net cash provided by operating activities........................................               1,856,400                -


Cash flows from financing activities:
Capital distributions............................................................              (1,380,600)               -
                                                                                             -------------    -------------

Net cash used in financing activities............................................              (1,380,600)               -
                                                                                             -------------    -------------
Net increase in cash.............................................................                 475,800                -
Cash at beginning of period......................................................                   4,000              100
                                                                                             -------------    -------------
Cash at end of period............................................................            $    479,800     $        100
                                                                                             =============    =============























    The accompanying notes are an integral part of these financial statements

                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2003

NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

         The financial statements of Atlas America Public #10 Ltd.. (the Partnership) for the three months ended March 31, 2003 and 2002 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-KSB for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 may not necessarily be indicative of the results of operations for the year ending December 31, 2003.

        Certain reclassifications have been made to the financial statements for the three months ended March 31, 2002 to conform to the three months ended March 31, 2003 presentation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

         For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Asset Retirement Obligations-Change in Accounting Principle

         SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") establishes requirements for accounting for the removal costs associated with asset retirements. The adoption of SFAS 143 on January 1, 2003 resulted in the recording of an additional $399,200 to oil and gas properties and equipment, representing the estimated future well plugging costs (as discounted to the present value at the dates the wells began operations). In addition, a corresponding retirement obligation liability of $423,100 was recorded (which includes accretion of that discounted value to January 1, 2003). Accumulated depreciation and depletion did not change as the additional cost basis associated with the plugging liability was offset by the estimated salvage value to be realized upon the disposal of the wells. The cumulative effect of change in accounting principle represents the accretion of the discounted plugging liability from the date the wells began operations through January 1, 2003.

         Except for the item above, no other material retirement obligations associated with tangible long-lived assets have been determined.

         For the three months ended March 31, 2002, the pro forma effects of adopting SFAS 143 on January 1, 2002, would have reduced net income $6,000 to $260,800 and the asset retirement obligation would have been $397,700 at January 1, 2002. The net income per limited partnership unit would have been $63.00 for the three months ended March 31, 2002.

Supplemental Cash Flow Information

         The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. Additionally, no cash was paid for interest or income taxes for the three months ended March 31, 2003 and 2002.

                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                 FOR THREE MONTHS ENDED MARCH 31, 2003 AND 2002

NOTE 4 - TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

         The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (Atlas), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

         o Administrative costs payable to Atlas at $75 per well per month. Administrative costs incurred for the three months ended March 31, 2003 and 2002 were $ 21,900 and $5,100 respectively.

         o Monthly well supervision fees payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended March 31, 2003 and 2002 were $73,200 and $18,800 respectively.

         o Transportation fees paid to Atlas range from $.29-$.35 per mcf. Transportation costs incurred for the three months ended March 31, 2003 and 2002 were $118,800 and $7,600, respectively.

         o As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the balance sheet represents the net production revenues due from Atlas.


NOTE 5 - HEDGING ACTIVITIES

         The Partnership, through the Atlas' energy subsidiaries, enters into natural gas futures and option contracts to hedge the Partnership's exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange ("NYMEX") futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

         Atlas formally documents all relationships between hedging instruments and the items being hedged, including the risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the hedged asset. Atlas assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in fair value of hedged items. When it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, the Partnership will discontinue hedge accounting for the derivative and further changes in fair value for the derivative will be recognized immediately into earnings. Gains or losses on these instruments are accumulated in other comprehensive income (loss) to the extent that these hedges are deemed to be highly effective as hedges, and are recognized in earnings in the period in which the hedged item is recognized in earnings.

                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                 FOR THREE MONTHS ENDED MARCH 31, 2003 AND 2002

NOTE 5 - HEDGING ACTIVITIES (Continued)

         At March 31, 2003, the Partnership had a share in 172 open natural gas futures contracts related to natural gas sales covering 123,600 dekatherm ("Dth") (net to the Partnership) maturing through September 2003 at a combined average settlement price of $3.59 per Dth. As these contracts qualify and have been designated as cash flow hedges, any gains or losses resulting from market price changes are deferred and recognized as a component of sales revenues in the month the gas is sold, unless the hedges are no longer "highly effective." Gains or losses on futures contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. The Partnership's net unrealized loss related to open NYMEX contracts was approximately $186,700 at March 31, 2003 and $191,200 at December 31, 2002. The unrealized losses have been recorded as a liability in the Partnership's Balance Sheets and in Partner's Capital as a component of Accumulated Other Comprehensive Loss. The Partnership recognized a loss of $121,400 on settled contracts for the three months ended March 31, 2003. No contracts were settled during the three months ended March 31, 2002. The Partnership recognized no gains or losses during the three months ended March 31, 2003 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges. As of March 31, 2003, all of the deferred net losses on derivative instruments included in accumulated other comprehensive loss are expected to be reclassified to earnings during the next six months.

         Although hedging provides the Partnership some protection against falling prices, these activities could also reduce the potential benefits of price increases, depending upon the instrument.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
(UNAUDITED)

Forward-Looking Statements

         WHEN USED IN THIS FORM 10-QSB, THE WORDS "BELIEVES" "ANTICIPATES" "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES MORE PARTICULARLY DESCRIBED IN ITEM 1 OF OUR ANNUAL REPORT ON FORM 10-KSB. THESE RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD-LOOKING STATEMENTS WHICH WE MAY MAKE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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

Results of Operations

         The following table set forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit during the periods indicated:

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                    -------------------------------------
                                                                                         2003                 2002
                                                                                    ----------------    -----------------
                                                                                           (in thousands, except
                                                                                    sales price and production cost data)
Production revenues:
     Gas.........................................................................    $      1,588         $        646
     Oil.........................................................................    $         44         $          -

Production volumes:
     Gas (thousands of cubic feet ("mcf")/day)...................................           4,300                1,972
     Oil (barrels ("bbls")/day)..................................................              22                    -

Average sales prices:
     Gas (per mcf) (1)...........................................................    $       4.10         $       3.64
     Oil (per bbl)...............................................................    $      22.62         $          -

Average production costs:
     As a percent of sales.......................................................              32%                  14%
     (per mcf equivalent unit)...................................................    $       1.27         $        .53

(1) Our average sales price before the effects of hedging was $4.42 for the three months ended March 31, 2003. No contracts were settled during the three months ended March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) - (Continued)


Results of Operations - (Continued)

         Revenues. Our natural gas revenues were $1,588,000 and $646,000 for the three months ended March 31, 2003 and 2002, an increase of $942,000 (146%). Our average production volumes per day increased 2,328 MCF to 4,300 MCF per day which increased natural gas revenues $859,600. Additionally, a 13% increase in the average price we receive for our natural gas to $4.10 per MCF, increased natural gas revenues $82,400. The increase in gas production volumes results from us having most wells online and producing for the quarter ended March 31, 2003, whereas not all wells were fully operational during the quarter ended March 31, 2002. Our revenues from our natural gas sales will be affected by changes in natural gas prices, which are driven by market conditions.

         Expenses. Production expenses were $227,100 and $93,200 in the three months ended March 31, 2003 and 2002, an increase of $133,900 (144%). This increase results from having all wells online for the quarter ended March 2003.

         Depletion and depreciation of oil and gas properties as a percentage of oil and gas revenues was 57% in the three months ended March 2003 compared to 43% for the three months ended March 31, 2002. This percentage change is directly attributable to changes in our oil and gas reserve quantities, revenues, product prices and reductions in the depletable cost basis of oil and gas properties.

         General and administrative expenses for the three months ended March 31, 2003 were $28,700 an increase of $17,200 from $11,500 in the three months ended March 31, 2003. These expenses include the monthly administrative fees charged by the managing general partner to each productive well and legal and audit fees.

         Cumulative effect of change in accounting principle. During the quarter ended March 31, 2003, as required, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which establishes requirements for accounting for the removal costs associated with asset retirements. The cumulative effect of change in accounting principle represents the depreciations and depletion on the additional cost basis recognized for asset retirements and the accretion of the discounted plugging liability from the date the wells began operations through January 1, 2003.

         Liquidity and Capital Resources. Cash provided by operating activities increased $1,856,400 in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The increase was due to all wells being online for the quarter ended March 31, 2003, and the subsequent sale of natural gas and oil produced from those wells.

         No cash was either provided by or used for investing activities for the three months ended March 31, 2003 and 2002. We had no new material commitments to make capital expenditures during the periods and we do not expect any in the foreseeable future, except that our managing general partner may withhold funds for future plugging and abandonment costs. Any additional funds, if required, will be obtained from production revenues or borrowings from our managing general partner or its affiliates, which are not contractually committed to make loans to us. The amount that may be borrowed may not at any time exceed 5% of our total subscriptions, and no borrowings will be obtained from third parties.

         Cash used by financing activities increased $1,380,600 the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The increase is directly related to our beginning distribution payments to our partners.

Critical Accounting Policies

         The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to provision for possible losses, asset retirement obligations and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see Note 2 of the "Notes to Financial Statements" in our Annual Report on Form 10-KSB.

ITEM 3. CONTROLS AND PROCEDURES

         Atlas' Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) within 90 days prior to the filing date of this report. Based upon this evaluation, these officers believe that our disclosure controls and procedures are effective.

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the last evaluation of our internal controls by our Chief Executive Officer and Chief Financial Officer.

PART II. OTHER INFORMATION

ITEM 6. Reports on Form 8-K

         We have not filed any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Atlas America Public #10 Ltd.

By:  (Signature and Title):   Atlas Resources, Inc., Managing General Partner


By   (Signature and Title):   Freddie M. Kotek
                              --------------------------------------------------
                              Freddie M. Kotek,  Chairman of the Board of
                              Directors,  Chief Executive Officer and President

Date: May 15, 2003



        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  (Signature and Title):    Freddie M. Kotek
                              --------------------------------------------------
                              Freddie M. Kotek,  Chairman of the Board of
                              Directors,  Chief Executive Officer and President

Date: May 15, 2003



By  (Signature and Title):    Nancy J. McGurk
                              --------------------------------------------------
                              Nancy J. McGurk, Senior Vice-President, Chief
                              Financial Officer and Chief Accounting Officer
Date: May 15, 2003

                                  EXHIBIT INDEX


                             Description                                                 Location
                             -----------                                                 --------

   4(a)           Certificate of Limited Partnership for                           Previously filed in the
                  Atlas America Public #10 Ltd..                                   Form 10-KSB for the period
                                                                                   ending December 31, 2001

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

   10(a)          Drilling and Operating Agreement with exhibits                   Previously filed in the Form
                                                                                   10-KSB for the period ending
                                                                                   December 31, 2001

   99.1           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted     Page 17
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.1           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted     Page 18
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                 CERTIFICATIONS

I, Freddie M. Kotek, Chief Executive Officer of Atlas Resources, Inc. (managing general partner of the Partnership), hereby certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Atlas America Public #10 Ltd.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                    By: Freddie M. Kotek
                    ------------------
                    Freddie M. Kotek
                    Chief Executive Officer of the Managing General Partner May 15, 2003

                                 CERTIFICATIONS

I, Nancy J. McGurk, Chief Financial Officer of Atlas Resources, Inc. (managing general partner of the Partnership), hereby certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Atlas America Public #10 Ltd.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                    By: Nancy J. McGurk
                    ------------------
                    Nancy J. McGurk
                    Chief Financial Officer of the Managing General Partner May 15, 2003