Form 10QSB
period 2003-06-30
ATLAS AMERICA PUBLIC  NO 10 LTD
filed 2003-08-14
CIK 1157516

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                  Form 10-QSB

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

               For the transition period from _______ to _______

                        Commission file number 333-67522

                         Atlas America Public #10 Ltd.
                 (Name of small business issuer in its charter)

          Pennsylvania                                         25-1891457
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

          311 Rouser Road
         Moon Township, PA                                        15108
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip code)

Issuer's telephone number, including area code: (412) 262-2830

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes___X______    No______

                        ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)
                           INDEX TO QUARTERLY REPORT
                                 ON FORM 10QSB

PART I. FINANCIAL INFORMATION                                                                                                  PAGE

Item 1.        Financial Statements

               Balance Sheets as of June 30, 2003 (Unaudited) and December 31, 2002                                               3

               Statements of Operations for the Three Months and Six Months Ended
                 June 30, 2003 and 2002 (Unaudited)                                                                               4

               Statement of Partners' Capital Accounts for the Six Months Ended June 30, 2003 (Unaudited)                         5

               Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002 (Unaudited)                               6

               Notes to Financial Statements (Unaudited)                                                                       7-10

Item 2.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                                    11-13

Item 3.        Controls and Procedures                                                                                           13

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                                                                                  14

SIGNATURES                                                                                                                       15

CERTIFICATIONS                                                                                                                16-19

                                     PART I


ITEM 1. FINANCIAL STATEMENTS

                         ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                                 BALANCE SHEETS


                                                       June 30,     December 31,
                                                         2003           2002
                                                      -----------   ------------
                                                      (Unaudited)
                      ASSETS
Current Assets:
Cash                                                  $   669,500   $      4,000
Accounts receivable - affiliate                         1,367,500      1,703,000
                                                      -----------   ------------
   Total current assets                                 2,037,000      1,707,000
Oil and gas properties (successful efforts)            25,866,600     25,443,500
 Less accumulated depletion and depreciation           (5,574,800)    (3,917,700)
                                                      -----------   ------------
                                                       20,291,800     21,525,800
                                                      -----------   ------------
                                                      $22,328,800   $ 23,232,800
                                                      ===========   ============
         LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accrued liabilities                                   $    99,900   $     35,100
Unrealized hedging losses                                  76,600        191,200
                                                      -----------   ------------
   Total current liabilities                              176,500        226,300
Asset retirement obligations                              460,400              -
Partners' capital:
 Managing General Partner                               3,877,900      4,071,000
 Limited Partners (2,135 units)                        17,890,600     19,126,700
 Accumulated other comprehensive income (loss)            (76,600)      (191,200)
                                                      -----------   ------------
                                                       21,691,900     23,006,500
                                                      -----------   ------------
                                                      $22,328,800   $ 23,232,800
                                                      ===========   ============








   The accompanying notes are an integral part of these financial statements

                         ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                                                   Three Months Ended          Six Months Ended
                                                                                        June 30,                   June 30,
                                                                                ------------------------    -----------------------
                                                                                   2003          2002          2003         2002
                                                                                ----------    ----------    ----------   ----------
REVENUES:
Natural gas and oil sales                                                       $1,877,900    $1,280,500    $3,509,600   $1,926,800
Interest income                                                                      2,100             -         3,300            -
                                                                                ----------    ----------    ----------   ----------
   Total revenues                                                                1,880,000     1,280,500     3,512,900    1,926,800

COST AND EXPENSES:
Production expenses                                                                199,200       251,600       426,300      344,800
Depletion and depreciation of oil and gas properties                               733,200       591,200     1,670,500      866,000
General and administrative expenses                                                 30,100        34,400        58,800       45,900
                                                                                ----------    ----------    ----------   ----------
   Total expenses                                                                  962,500       877,200     2,155,600    1,256,700
                                                                                ----------    ----------    ----------   ----------
Net Income before cumulative effect of change in accounting principle              917,500       403,300     1,357,300      670,100
Cumulative effect of change in accounting principle                                      -             -       (23,900)           -
                                                                                ----------    ----------    ----------   ----------
Net Income                                                                      $  917,500    $  403,300    $1,333,400   $  670,100
                                                                                ==========    ==========    ==========   ==========

Allocation of net income:
 Managing General Partner                                                       $  409,700    $  225,700    $  691,100   $  349,900
                                                                                ----------    ----------    ----------   ----------
 Limited Partners                                                               $  507,800    $  177,600    $  642,300   $  320,200
                                                                                ==========    ==========    ==========   ==========
Net income per limited partnership unit:
 Before cumulative effect of change in accounting principle                     $      238    $       83    $      309   $      150
 Cumulative effect of change in accounting principle                                     -             -            (8)           -
                                                                                ----------    ----------    ----------   ----------
 Net Income per limited partnership unit                                        $      238    $       83    $      301   $      150
                                                                                ==========    ==========    ==========   ==========




   The accompanying notes are an integral part of these financial statements

                         ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)


              STATEMENT OF PARTNERS' CAPITAL ACCOUNTS (Unaudited)
                         SIX MONTHS ENDED JUNE 30, 2003


                                                                                                         Accumulated
                                                                            Managing                        Other
                                                                             General       Limited      Comprehensive
                                                                             Partner       Partners     Income(loss)       Total
                                                                           ----------    -----------    -------------   -----------
Balance at January 1, 2003                                                 $4,071,000    $19,126,700     $(191,200)     $23,006,500
Participation in revenue and expenses:
    Net production revenues                                                   986,700      2,096,600              -       3,083,300
    Interest income                                                              1100           2200              -            3300
    Depletion and depreciation                                               (270,300)    (1,400,200)             -      (1,670,500)
    General and administrative                                                (18,800)       (400000)             -         (58,800)
                                                                           ----------    -----------     ----------     -----------
        Net Income from operations                                            698,700        658,600              -       1,357,300

Cumulative effect of change in accounting
    principle                                                                  (7,600)       (16,300)             -         (23,900)
                                                                           ----------    -----------     ----------     -----------
        Net Income                                                            691,100        642,300              -       1,333,400


Cash flow hedge losses reclassified to gas sales                                    -              -        265,400         265,400
    Change in fair value of cash flow hedges                                        -              -       (150,800)       (150,800)

    Distributions to partners                                                (884,200)    (1,878,400)             -      (2,762,600)
                                                                           ----------    -----------     ----------     -----------

Balance at June 30, 2003                                                   $3,877,900    $17,890,600     $  (76,600)    $21,691,900
                                                                           ==========    ===========     ==========     ===========




     The accompanying notes are an integral part of these financial statements

                         ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                           Six Months Ended
                                                               June 30,
                                                       -------------------------
                                                          2003           2002
                                                       -----------   -----------
Cash flows from operating activities:
Net income                                             $ 1,333,400   $   670,100
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depletion and depreciation                           1,670,500       866,000
    Cumulative effect of change in accounting
      principle                                             23,900             -
    (Increase) decrease in accounts receivable -
      affiliate                                            335,500    (1,113,800)
    Increase in accrued liabilities                         64,800             -
                                                       -----------   -----------
Net cash provided by operating activities                3,428,100       422,300
Cash flows from financing activities:
Capital distributions                                   (2,762,600)     (216,100)
                                                       -----------   -----------
Net cash used in financing activities                   (2,762,600)     (216,100)
                                                       -----------   -----------
Net increase in cash                                       665,500       206,200
Cash at beginning of period                                  4,000           100
                                                       -----------   -----------
Cash at end of period                                  $   669,500   $   206,300
                                                       ===========   ===========




     The accompanying notes are an integral part of these financial statements

                         ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 2003

NOTE 1 MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

    The financial statements of Atlas America Public #10 Ltd. (the Partnership) for the six months ended June 30, 2003 and 2002 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-KSB for the year ended December 31, 2002. The results of operations for the six months ended June 30, 2003 may not necessarily be indicative of the results of operations for the year ending December 31, 2003.

    Certain reclassifications have been made to the financial statements for the three and six months ended June 30, 2002 to conform to the three and six months ended June 30, 2003 presentation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

    For cash, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Asset Retirement Obligations-Change in Accounting Principle

    SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") establishes requirements for accounting for the removal costs associated with asset retirements. The adoption of SFAS 143 on January 1, 2003 resulted in the recording of an additional $423,100 to oil and gas properties and equipment, representing the estimated future well plugging costs (as discounted to the present value at the dates the wells began operations). In addition, a corresponding retirement obligation liability of $447,000 was recorded (which includes accretion of that discounted value to January 1, 2003). The cumulative effect of change in accounting principle represents the accretion of the discounted plugging liability and the depletion of estimated future plugging costs added to oil and gas properties from the date the wells began operations through January 1, 2003.

    A reconciliation of the Company's liability for plugging and abandonment costs for the six months ending June 30, 2003, is as follows (in thousands):

        Asset retirement obligations at December 31, 2002                           $  -
        Adoption of SFAS 143                                                         447
        Accretion expense                                                             13
                                                                                    ----
        Asset retirement obligations at June 30, 2003                               $460
                                                                                    ====


    Except for the item above, no other material retirement obligations associated with tangible long-lived assets have been determined.

    For the three and six months ended June 30, 2002, the pro forma effects of adopting SFAS 143 on January 1, 2002, would have increased net income $30,000 and $61,000 respectively, as the accretion of the discounted plugging liability was offset by a reduction in depletion expense, after consideration of expected equipment salvage values. The asset retirement obligation would have been $399,200 as of January 1, 2002.

                         ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS (Unaudited)
                  FOR SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Supplemental Cash Flow Information

    The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. Additionally, no cash was paid for interest or income taxes for the three and six months ended June 30, 2003 and 2002.

Recently Issued Financial Accounting Standards

    In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149 ("SFAS 149") "Amendment of Statement 133 on Derivative Instruments and Hedging Activates." SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and amends and clarifies financial accounting and reporting for derivative instruments. The Partnership believes that adoption of SFAS 149 will not have a material effect on its financial position or results of operations.

    In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding and requires a guarantor to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken. The initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 by the Partnership did not have a material effect on its consolidated financial position or results of operations.

NOTE 3 - COMPREHENSIVE INCOME

    The following table presents comprehensive income for the periods indicated:


                                                                                      Three Months Ended        Six Months Ended
                                                                                           June 30,                 June 30,
                                                                                     ---------------------    ---------------------
                                                                                       2003         2002         2003        2002
                                                                                    ----------    --------    ----------   --------
Net Income                                                                          $  917,500    $403,300    $1,333,400   $670,100
Other comprehensive income (loss):
 Unrealized holding (losses) gains arising during the period                           (33,900)     28,900      (150,800)   (79,900)
 Less: reclassification adjustment for losses realized in net income                   144,000      10,700       265,400     19,200
                                                                                    ----------    --------    ----------   --------
Comprehensive income                                                                $1,027,600    $442,900    $1,448,000   $609,400
                                                                                    ==========    ========    ==========   ========

                         ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS (Unaudited)
                  FOR SIX MONTHS ENDED JUNE 30, 2003 AND 2002

NOTE 4 - TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

    The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (Atlas), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

        o Administrative costs payable to Atlas at $75 per well per month. Administrative costs incurred for both the three months ended June 30, 2003 and 2002 were $ 23,000 each, and $45,000 and $28,000 for the six months ended June 30, 2003 and 2002 respectively.

        o Monthly well supervision fees payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended June 30, 2003 and 2002 were $77,000 each, and $150,000 and $96,000 for the six months ended June 30, 2003 and 2002 respectively.

        o Transportation fees paid to Atlas of $.29-$.35 per mcf. Transportation costs incurred for the three months ended June 30, 2003 and 2002 were $66,000 and $112,000 respectively, and
               $185,000 and $163,000 for the six months ended June 30, 2003 and 2002 respectively.

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

                         ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS (Unaudited)
                  FOR SIX MONTHS ENDED JUNE 30, 2003 AND 2002

NOTE 5 - HEDGING ACTIVITIES (CONTINUED)

    At June 30, 2003, the Partnership had a share in 67 open natural gas futures contracts related to natural gas sales covering 42,400 dekatherm ("Dth") (net to the Partnership) maturing through September 2003 at a combined average settlement price of $3.63 per Dth. The fair market value of these contracts is $154,000 and they qualify and have been designated as cash flow hedges, any gains or losses resulting from market price changes are deferred and recognized as a component of sales revenues in the month the gas is sold, unless the hedges are no longer "highly effective." Gains or losses on futures contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. The Partnership's net unrealized loss related to open NYMEX contracts was approximately $76,600 at June 30, 2003 and $191,200 at December 31, 2002. The unrealized losses have been recorded as a liability in the Partnership's Balance Sheets and in Partner's Capital as a component of Accumulated Other Comprehensive Loss. The Partnership recognized a loss of $265,400 and $19,200 on settled contracts for the six months ended June 30, 2003 and 2002 respectively. The Partnership recognized no gains or losses during the six months ended June 30, 2003 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges. As of June 30, 2003, all of the deferred net losses on derivative instruments included in accumulated other comprehensive loss are expected to be reclassified to earnings during the next three months.

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

Results of Operations

     The following table, whose amounts are in thousands except sales prices and production cost data, sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit during the periods indicated:


                                                                                   Three Months                 Six Months
                                                                                       Ended                      Ended
                                                                                      June 30                    June 30,
                                                                                -------------------         ------------------
                                                                                 2003         2002           2003        2002
                                                                                ------       ------         ------      ------
Production revenues:
 Gas                                                                            $1,816       $1,281         $3,404      $1,972
 Oil                                                                                62            -            106           -

Production volumes:
 Gas (thousands of cubic feet ("mcf")/day)                                       3,664        4,079          3,980       3,032
 Oil (barrels ("bbls")/day)                                                         20            -             21           -

Average sales prices:
 Gas (per mcf) (1)                                                              $ 5.45       $ 3.45         $ 4.72      $ 3.51
 Oil (per bbl)                                                                  $33.97       $    -         $28.09      $    -

Average production costs:
 As a percent of sales                                                              11%          20%            12%         18%
 (per mcf equivalent unit)                                                      $  .58       $  .68         $  .57      $  .63

(1) Our average sales price before the effects of hedging was:                  $ 5.88       $ 3.47         $ 5.09      $ 3.53

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) - (Continued)

Results of Operations - (Continued)

    Revenues. Our natural gas revenues were $1.8 million and $3.4 million for the three and six months ended June 30, 2003, an increase of $535,000 (42%) and $1.5 million (77%) from the three and six months ended June 30, 2002 respectively. The increases were due to a greater average sales price we received for our natural gas of 58% and 34% for the three and six months ended June 30, 2003 as compared to the same periods from the prior year. Additionally our natural gas volumes produced decreased 10% for the quarter ended June 30, 2003, but increased 31% for the six months ended June 30, 2003. The $535,000 increase in gas revenue for the three months ended June 30, 2003 as compared to the prior year, same period consisted of $206,000 attributable to a decrease in production volumes and $741,000 due to an increase in natural gas sales price. The $1.5 million increase in natural gas revenue for the six months ended June 30, 2003 as compared to the prior year, same period consisted of a $664,000 increase attributable to an increases in natural gas sales prices, and an $810,000 decrease due to lower production volumes. Our revenues from our natural gas sales will be affected by changes in natural gas prices, which are driven by market conditions. The overall increase in gas production volumes results primarily from our wells being online for a full year.

    Expenses. Production expenses were $199,200 and $251,600 in the three months ended June 30, 2003 and 2002 and $426,300 and $344,800 for the six months ended June 30, 2003 and 2002, respectively. This overall increase is primarily attributable to our wells being online for the entire six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

    Depletion and depreciation of oil and gas properties as a percentage of oil and gas revenues was 39% and 46% in the three months ended June 30, 2003 and 2002, and 48% and 45% for the six months ended June 30, 2003 and 2002, respectively. This percentage change is directly attributable to higher revenues and changes in our oil and gas reserve quantities, product prices and reductions in the depletable cost basis of oil and gas properties.

    General and administrative expenses for the three months ended June 30, 2003 and 2002 were $30,100 and $34,400, respectively. For the six months ended June 30, 2003 and 2002 these charges were $58,800 and $45,900 respectively. These expenses include legal and audit fees, as well as the monthly administrative fee charged by the managing general partner. Administrative fees will fluctuate month-to-month as they are only charged when a well is producing.

    Cumulative effect of change in accounting principle. During the quarter ended March 31, 2003, as required, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which establishes requirements for accounting for the removal costs associated with asset retirements. The cumulative effect of change in accounting principle represents the depreciation and depletion on the additional cost basis recognized for asset retirements and the accretion of the discounted plugging liability from the date the wells began operations through January 1, 2003.

    Liquidity and Capital Resources. Cash provided by operating activities increased $3.0 million in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The increase was primarily due to increases in the price we receive for our natural gas, and most of our wells being online and producing for the six months ended June 30, 2003.

    No cash was either provided by or used for investing activities for the six months ended June 30, 2003 and 2002. We had no new material commitments to make capital expenditures during the periods and we do not expect any in the foreseeable future, except that our managing general partner may withhold funds for future plugging and abandonment costs. Any additional funds, if required, will be obtained from production revenues or borrowings from our managing general partner or its affiliates, which are not contractually committed to make loans to us. The amount that may be borrowed may not at any time exceed 5% of our total subscriptions, and no borrowings will be obtained from third parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) - (Continued)

Results of Operations - (Continued)

    Cash used by financing activities increased $2.5 million during the six months ended June 30, 2003 compared to the six months ended June 30, 2002 because distributions to partners commenced in 2003.

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

    Exhibit 31.1, Certification of Freddie M. Kotek, Chief Executive Officer of the Managing General Partner to Rule 13a-14(a)/15d-14(a) certifications, filed herewith.

    Exhibit 31.2, Certification of Nancy J. McGurk, Chief Financial Officer of the Managing General Partner to Rule 13a-14(a)/15d-14(a) certifications, filed herewith.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and reports on Form 8-K

    We have not filed any reports on Form 8-K during the last quarter of the period covered by this report.



                                 EXHIBIT INDEX


                                        Description                                  Location
                                        -----------                                  --------
4(a)      Certificate of Limited Partnership for Atlas America Public #10 Ltd..      Previously filed in the
                                                                                     Form 10-KSB for the period
                                                                                     ending December 31, 2001

4(b)      Amended and Restated Certificate and Agreement of Limited Partnership      Previously filed in the
          for Atlas America Public #10 Ltd.                                          Form 10-KSB for the period
                                                                                     ending December 31, 2001

10(a)     Drilling and Operating Agreement with exhibits                             Previously filed in the
                                                                                     Form 10-KSB for the period
                                                                                     ending December 31, 2001

31.1      Certification pursuant to rule 13a-14(a)/15d-14(a) Certifications          Page 16

31.2      Certification pursuant to rule 13a-14(a)/15d-14(a) Certifications          Page 17

99.1      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant      Page 18
          to Section 906 of the Sarbanes-Oxley Act of 2002

99.1      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant      Page 19
          to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas America Public #10 Ltd.

By: (Signature and Title):           Atlas Resources, Inc., Managing General
                                     Partner

By (Signature and Title):            /s/ Freddie M. Kotek
                                     -------------------------------------------
                                     Freddie M. Kotek, Chairman of the Board of
                                     Directors, Chief Executive Officer and
                                     President


Date: August 14, 2003

    In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title):            /s/ Freddie M. Kotek
                                     -------------------------------------------
                                     Freddie M. Kotek, Chairman of the Board of
                                     Directors, Chief Executive Officer and
                                     President


Date: August 14, 2003

By (Signature and Title):            /s/ Nancy J. McGurk
                                     -------------------------------------------
                                     Nancy J. McGurk, Senior Vice-President,
                                     Chief Financial Officer and Chief
                                     Accounting Officer


Date: August 14, 2003