Form 10QSB
period 2003-09-30
ATLAS AMERICA PUBLIC  NO 10 LTD
filed 2003-11-14
CIK 1157516

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB
(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003

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


                                                                                                                       PAGE
                                                                                                                       ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Balance Sheets as of September 30, 2003 (Unaudited) and December 31, 2002.............................      3

              Statements of Operations for the Three Months and Nine Months Ended
                September 30, 2003 and 2002 (Unaudited).............................................................      4

              Statement of Partners' Capital Accounts for the Nine Months Ended September 30, 2003 (Unaudited)......      5

              Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 (Unaudited)............      6

              Notes to Financial Statements (Unaudited).............................................................   7-10

Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations...........................................................................  11-13

Item 3.       Controls and Procedures...............................................................................     13

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K......................................................................     14

SIGNATURES    ......................................................................................................     15

CERTIFICATIONS......................................................................................................  16-19

                                     PART I


ITEM 1.       FINANCIAL STATEMENTS


                          ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                                 BALANCE SHEETS


                                                                              September 30,     December 31,
                                                                                  2003             2002
                                                                              ------------     ------------
                                                                               (Unaudited)
                                 ASSETS
Current Assets:
Cash                                                                          $    436,400     $      4,000
Accounts receivable - affiliate                                                  1,226,400        1,703,000
                                                                              ------------     ------------
          Total current assets                                                   1,662,800        1,707,000

Oil and gas properties (successful efforts)                                     25,866,600       25,443,500
   Less accumulated depletion and depreciation                                  (6,195,600)      (3,917,700)
                                                                              ------------     ------------
                                                                                19,671,000       21,525,800
                                                                              ------------     ------------
                                                                              $ 21,333,800     $ 23,232,800
                                                                              ------------     ------------


                    LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accrued liabilities                                                           $     52,700     $     35,100
Unrealized hedging losses                                                                -          191,200
                                                                              ------------     ------------
          Total current liabilities                                                 52,700          226,300

Asset retirement obligations                                                       467,100                -

Partners' capital:
   Managing General Partner                                                      3,671,800        4,071,000
   Limited Partners (unlimited authorization 2,135 units
        issued and outstanding)                                                 17,142,200       19,126,700
  Accumulated other comprehensive loss                                                   -         (191,200)
                                                                              ------------     ------------
                                                                                20,814,000       23,006,500
                                                                              ------------     ------------
                                                                              $ 21,333,800     $ 23,232,800
                                                                              ============     ============

   The accompanying notes are an integral part of these financial statements

                         ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Three Months Ended               Nine Months Ended
                                                                       September 30,                    September 30,
                                                                ----------------------------     ---------------------------
                                                                   2003             2002            2003            2002
                                                                -----------      -----------     -----------     -----------
REVENUES:
Natural gas and oil sales                                       $ 1,400,500      $ 1,665,600     $ 4,910,100     $ 3,592,400
Interest income                                                       1,600            1,300           4,900           1,300
                                                                -----------      -----------     -----------     -----------
          Total revenues                                          1,402,100        1,666,900       4,915,000       3,593,700

COST AND EXPENSES:
Production expenses                                                 194,100          257,300         620,400         602,100
Depletion and depreciation of oil and gas properties                620,400          619,300       2,277,900       1,485,300
Accretion of asset retirement obligations                             7,100                -          20,100               -
General and administrative expenses                                  29,800           33,800          88,600          79,700
                                                                -----------      -----------     -----------     -----------
          Total expenses                                            851,400          910,400       3,007,000       2,167,100
                                                                -----------      -----------     -----------     -----------
Income before cumulative effect of change                           550,700          756,500       1,908,000       1,426,600
  in accounting principle
Cumulative effect of change in accounting principle                       -                -         (23,900)              -
                                                                -----------      -----------     -----------     -----------
Net Income                                                      $   550,700      $   756,500     $ 1,884,100     $ 1,426,600
                                                                ===========      ===========     ===========     ===========


Allocation of net income:
   Managing General Partner                                     $   275,400      $   339,000     $   966,500     $   688,900
                                                                ===========      ===========     ===========     ===========
   Limited Partners                                             $   275,300      $   417,500     $   917,600     $   737,700
                                                                ===========      ===========     ===========     ===========
Net income per limited partnership unit:
   Before cumulative effect of change in accounting
     principle                                                  $       129      $       196     $       438     $       346
   Cumulative effect of change in accounting principle                    -                -              (8)              -
                                                                -----------      -----------     -----------     -----------
   Net Income per limited partnership unit                      $       129      $       196     $       430     $       346
                                                                ===========      ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements

                         ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

               STATEMENT OF PARTNERS' CAPITAL ACCOUNTS (Unaudited)
                      NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                                                             Accumulated
                                                           Managing                             Other
                                                           General           Limited        Comprehensive
                                                           Partner           Partners        Income(loss)         Total
                                                       ----------------   ---------------  ----------------  ----------------
Balance at January 1, 2003                                 $ 4,071,000      $ 19,126,700        $ (191,200)     $ 23,006,500

Participation in revenue and expenses:
     Net production revenues                                 1,372,700         2,917,000                 -         4,289,700
     Interest income                                             1,600             3,300                 -             4,900
     Depletion and depreciation                               (368,600)       (1,909,300)                -        (2,277,900)
     Accretion of asset retirement obligation                   (3,200)          (16,900)                -           (20,100)
     General and administrative                                (28,400)          (60,200)                -           (88,600)
                                                           -----------      ------------        ----------      ------------
     Income from operations                                    974,100           933,900                 -         1,908,000


Cumulative effect of change in accounting principle             (7,600)          (16,300)                -           (23,900)
                                                           -----------      ------------        ----------      ------------
     Net Income                                                966,500           917,600                 -         1,884,100


Cash flow hedge losses reclassified to gas sales                     -                 -           368,800           368,800
Change in fair value of cash flow hedges                             -                 -          (177,600)         (177,600)



          Distributions to Partners                         (1,365,700)       (2,902,100)                -        (4,267,800)
                                                           -----------      ------------        ----------      ------------

Balance at September 30, 2003                              $ 3,671,800      $ 17,142,200        $        -      $ 20,814,000
                                                           ===========      ============        ==========      ============

   The accompanying notes are an integral part of these financial statements

                         ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                      ---------------------------
                                                                                          2003            2002
                                                                                      -----------     -----------
Cash flows from operating activities:
Net income                                                                            $ 1,884,100     $ 1,426,600
Adjustments to reconcile net income to net cash provided by operating activities:
   Depletion and depreciation                                                           2,277,900       1,485,300
   Accretion of asset retirement obligation                                                20,100               -
   Cumulative effect of change in accounting principle                                     23,900               -
   (Increase) decrease in accounts receivable - affiliate                                 476,600      (1,359,200)
   Increase in accrued liabilities                                                         17,600           4,000
                                                                                      -----------     -----------

Net cash provided by operating activities                                               4,700,200       1,556,700


Cash flows from financing activities:
Capital distributions                                                                  (4,267,800)     (1,123,900)
                                                                                      -----------     -----------

Net cash used in financing activities                                                  (4,267,800)     (1,123,900)
                                                                                      -----------     -----------
Net increase in cash                                                                      432,400         432,800
Cash at beginning of period                                                                 4,000             100
                                                                                      -----------     -----------
Cash at end of period                                                                 $   436,400     $   432,900
                                                                                      ===========     ===========

   The accompanying notes are an integral part of these financial statements

                         ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2003

NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

         The financial statements of Atlas America Public #10 Ltd. (the Partnership) for the three and nine months ended September 30, 2003 and 2002 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-KSB for the year ended December 31, 2002. The results of operations for the three and nine months ended September 30, 2003 may not necessarily be indicative of the results of operations for the year ending December 31, 2003.

         Certain reclassifications have been made to the financial statements for the three and nine months ended September 30, 2002 to conform to the three and nine months ended September 30, 2003 presentation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

         For cash, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Asset Retirement Obligations-Change in Accounting Principle

         SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") establishes requirements for accounting for the removal costs associated with asset retirements. The adoption of SFAS 143 on January 1, 2003 resulted in the recording of an additional $423,100 to oil and gas properties representing the estimated future well plugging costs (discounted to the present value at the dates the wells began operations). In addition, a corresponding retirement obligation liability of $447,000 was recorded (which includes accretion of that discounted value to January 1, 2003). The cumulative effect of change in accounting principle represents the accretion of the discounted plugging liability and the depletion of estimated future plugging costs added to oil and gas properties from the date the wells began operations through January 1, 2003.

         A reconciliation of the Company's liability for plugging and abandonment costs for the nine months ending September 30, 2003, is as follows:

         Asset retirement obligations at December 31, 2002     $          -
         Adoption of SFAS 143                                       447,000
         Accretion expense                                           20,100
                                                               ------------
         Asset retirement obligations at September 30, 2003    $    467,100
                                                               ============

         Except for the item above, no other material retirement obligations associated with tangible long-lived assets have been determined.

                         ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

Asset Retirement Obligations-Change in Accounting Principle (Continued)

For the three and nine months ended September 30, 2002, the pro forma effects of adopting SFAS 143 on January 1, 2002, would have decreased net income $6,300 and $18,900 respectively. The asset retirement obligation would have been $421,700 as of January 1, 2002.

Supplemental Cash Flow Information

         The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid by the partnership for interest or income taxes for the nine months ended September 30, 2003 and 2002.

Recently Issued Financial Accounting Standards

         In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149 ("SFAS 149") "Amendment of Statement 133 on Derivative Instruments and Hedging Activates." SFAS 149 is effective for contracts entered into or modified after September 30, 2003 and amends and clarifies financial accounting and reporting for derivative instruments. The Partnership believes that adoption of SFAS 149 will not have a material effect on its financial position or results of operations.

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

         In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement requires that certain instruments that were previously classified as equity on a company's statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership's financial instruments do not have a mandatory redemption feature, therefore it does not expect that the adoption of this Statement will have a material impact on its results of operations or financial position.

                         ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 3 - COMPREHENSIVE INCOME

         The following table presents comprehensive income for the periods indicated:

                                                           Three Months Ended                 Nine Months Ended
                                                              September 30,                    September 30,
                                                        -------------------------       ----------------------------
                                                          2003            2002              2003             2002
                                                        ---------       ---------       -----------      -----------
Net Income                                              $ 550,700       $ 756,500       $ 1,884,100      $ 1,426,600
Other comprehensive income (loss):
   Unrealized holding losses arising during
      the period                                          (26,800)       (107,100)         (177,600)        (187,000)
   Reclassification adjustment for losses
         realized in net income                           103,400           6,800           368,800           22,400
                                                        ---------       ---------       -----------      -----------
Comprehensive income                                    $ 627,300       $ 656,200       $ 2,075,300      $ 1,262,000
                                                        =========       =========       ===========      ===========

NOTE 4 - TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

         The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (Atlas), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

         o Administrative costs payable to Atlas at $75 per well per month. Administrative costs incurred for the three months ended September 30, 2003 and 2002 were $39,600 and $29,600, respectively, and $67,600 and $57,600 for the nine months ended September 30, 2003 and 2002, respectively.

         o Monthly well supervision fees payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended September 30, 2003 and 2002 were $76,600 and $98,800, respectively, and
                  $226,600 and $194,800 for the nine months ended September 30, 2003 and 2002, respectively.

         o        Transportation fees paid to Atlas of $.29-$.35 per mcf.
                  Transportation costs incurred for the three months ended September 30, 2003 and 2002 were $75,700 and $120,200, respectively, and $260,700 and $283,200 for the nine months ended September 30, 2003 and 2002, respectively.

         o As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable -- affiliate on the balance sheet represents the net production revenues due from Atlas.


NOTE 5 - HEDGING ACTIVITIES

         The Partnership, through the Atlas' energy subsidiaries, from time to time enters into natural gas futures and option contracts to hedge the Partnership's exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange ("NYMEX") futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

                         ATLAS AMERICA PUBLIC #10 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 5 - HEDGING ACTIVITIES (CONTINUED)

         Atlas formally documents all relationships between hedging instruments and the items being hedged, including the risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the hedged asset. Atlas assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in fair value of hedged items. When it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, the Partnership will discontinue hedge accounting for the derivative and changes in fair value for the derivative will be recognized immediately into earnings. Gains or losses on futures contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX and are accumulated in other comprehensive income (loss) to the extent that these hedges are deemed to be highly effective as hedges, and are recognized in earnings in the period in which the hedged item is recognized in earnings.

         At September 30, 2003, the Partnership did not have a share in any open natural gas futures contracts. However, the Partnership recognized a loss of $368,800 and $22,400 on settled contracts for the nine months ended September 30, 2003 and 2002 respectively. The Partnership recognized no gains or losses during the nine month periods ended September 30, 2003 and 2002 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges. The Partnership's net unrealized loss related to open NYMEX contracts was $191,200 at December 31, 2002. The unrealized loss has been recorded as a liability in the Partnership's Balance Sheets and in Partner's Capital as a component of Accumulated Other Comprehensive Loss.

         Although hedging can provide the Partnership some protection against falling prices, these activities could also reduce the potential benefits of price increases, depending upon the instrument.

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

Results of Operations

         The following table, whose amounts are in thousands except sales prices and production cost data, sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit during the periods indicated:


                                                                           Three Months Ended               Nine Months Ended
                                                                              September 30,                    September 30,
                                                                        ------------------------         -----------------------
                                                                          2003             2002            2003            2002
                                                                        -------          -------         -------         -------
Production revenues:
          Gas                                                           $ 1,363          $ 1,553         $ 4,766         $ 3,390
          Oil                                                           $    38          $   112         $   144         $   203

Production volumes:
          Gas (thousands of cubic feet ("mcf")/day)                       2,812            4,530           3,586           3,536
          Oil (barrels ("bbls")/day)                                         15               50              19              33


Average sales prices:
          Gas (per mcf) (1)                                             $  5.27          $  3.73         $  4.87         $  3.51
          Oil (per bbl)                                                 $ 27.68          $ 24.39         $ 27.83         $ 22.28


Average production costs:
          As a percent of sales                                             14%              15%             13%             17%
          (per mcf equivalent unit)                                     $  0.73          $  0.57         $  0.61         $  0.59

(1) Our average sales price before the effects of hedging was:             5.67             3.74            5.25            3.54

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF
         OPERATIONS (UNAUDITED) -- (Continued)

Results of Operations -- (Continued)

         Revenues. Our natural gas revenues were $1,363,000 and $4,766,000 for the three and nine months ended September 30, 2003, a decrease of $190,000 (12%) and an increase of $1,376,000 (41%) from the three and nine months ended September 30, 2002 respectively. Our average sale price received for our natural gas increased 41% and 39% for the three and nine months ended September 30, 2003 as compared to the same periods from the prior year. Additionally our natural gas volumes produced decreased 38% for the three months ended September 30, 2003, but increased 1% for the nine months ended September 30, 2003. The $190,000 decrease in gas revenue for the three months ended September 30, 2003 as compared to the prior year, same period consisted of $643,000 due to an increase in natural gas sales price, and $833,000 attributable to a decrease in production volumes. The $1,376,000 increase in natural gas revenue for the nine months ended September 30, 2003 as compared to the prior year, same period consisted of a $1,310,000 increase attributable to increases in natural gas sales prices, and a $66,000 increase due to higher production volumes. Our revenues from our natural gas sales will be affected by changes in natural gas prices, which are driven by market conditions. The overall increase in gas production volumes results primarily from our wells being online for a full year.

         Expenses. Production expenses were $194,100 and $257,300 in the three months ended September 30, 2003 and 2002 and $620,400 and $602,100 for the nine months ended September 30, 2003 and 2002, respectively. The three month ended decrease is primarily due to decreases in repair, disposal and transportation costs. The overall increase for the nine months is primarily attributable to our wells being online for the entire nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

         Depletion and depreciation of oil and gas properties as a percentage of oil and gas revenues was 44% and 37% in the three months ended September 30, 2003 and 2002, and 46% and 41% for the nine months ended September 30, 2003 and 2002, respectively. This percentage increase in the current year is directly attributable to changes in revenues and our oil and gas reserve quantities, product prices and reductions in the depletable cost basis of oil and gas properties.

         General and administrative expenses for the three months ended September 30, 2003 and 2002 were $29,800 and $33,800, respectively, a decrease of 12%. For the nine months ended September 30, 2003 and 2002 these charges were $88,600 and $79,700 respectively, a decrease of 11%. These expenses include legal and audit fees, as well as the monthly administrative fee charged by the managing general partner. Administrative fees may fluctuate each month as they are only charged when a well is producing.

         Cumulative effect of change in accounting principle. On January 1, 2003 we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which establishes requirements for accounting for the removal costs associated with asset retirements. The cumulative effect of change in accounting principle represents the depreciation and depletion on the additional cost basis recognized for asset retirements and the accretion of the discounted plugging liability from the date the wells began operations through January 1, 2003.

         Liquidity and Capital Resources. Cash provided by operating activities increased $3,143,500 in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The increase was primarily due to increases in the price we receive for our natural gas, and most of our wells being online and producing for the nine months ended September 30, 2003.

         Cash used by financing activities increased $3,143,900 during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 because distributions to partners commenced in June 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF
         OPERATIONS (UNAUDITED) -- (Continued)

Results of Operations -- (Continued)

         At September 30, 2003 we had no material commitments to make capital expenditures and we do not expect any in the foreseeable future, except that our managing general partner may withhold funds for future plugging and abandonment costs. Any additional funds, if required, will be obtained from production revenues or borrowings from our managing general partner or its affiliates, which are not contractually committed to make loans to us. The amount that may be borrowed may not at any time exceed 5% of our total subscriptions, and no borrowings will be obtained from third parties.

Critical Accounting Policies

         The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and costs and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our provision for possible losses, asset retirement obligations and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K

         We have not filed any reports on Form 8-K during the last quarter of the period covered by this report.

                                  EXHIBIT INDEX

                           Description                                             Location
                           -----------                                             --------
   4(a)           Certificate of Limited Partnership for                           Previously filed in the Form
                  Atlas America Public #10 Ltd..                                   10-KSB for the period ending
                                                                                   December 31, 2001

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

   10(a)          Drilling and Operating Agreement with exhibits                   Previously filed in the Form
                                                                                   10-KSB for the period ending
                                                                                   December 31, 2001

   31.1           Certification pursuant to rule 13a-14(a)/15d-14(a)               Page 16
                  Certification

   31.2           Certification pursuant to rule 13a-14(a)/15d-14(a)               Page 17
                  Certification

   99.1           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted     Page 18
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.2           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted     Page 19
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Atlas America Public #10 Ltd.

By:  (Signature and Title):         Atlas Resources, Inc., Managing General
                                    Partner


By   (Signature and Title):         /s/ Freddie M. Kotek
                                    --------------------------------------------

                                    Freddie M. Kotek, Chairman of the Board of
                                    Directors, Chief Executive Officer and
                                    President

Date: 11/14/03
      --------

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By (Signature and Title):           /s/ Freddie M. Kotek
                                    --------------------------------------------
                                    Freddie M. Kotek, Chairman of the Board of
                                    Directors, Chief Executive Officer and
                                    President

Date: 11/14/03
      --------



By (Signature and Title):           /s/ Nancy J. McGurk
                                    --------------------------------------------
                                    Nancy J. McGurk, Senior Vice-President,
                                    Chief Financial Officer and Chief Accounting
                                    Officer

Date: 11/14/03
      --------
                                       15