Form 10QSB
period 2004-03-31
ATLAS AMERICA PUBLIC  NO 10 LTD
filed 2004-05-14
CIK 1157516

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[ X ]                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                                                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

[     ]                                      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                                 SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from _______ to _______

Commission file number 333-67522

Atlas America Public #10 Ltd.
(Name of small business issuer in its charter)

Pennsylvania                                                                                                                                                       25-18914547
(State or other jurisdiction of                                                                                                                       (I.R.S. Employer
incorporation or organization)                                                                                                                  Identification No.)

311 Rouser Road
Moon Township, PA                                                                                                                                                  15108
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

ATLAS AMERICA PUBLIC #10 LTD.
(A Pennsylvania Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

	Balance Sheets as of March 31, 2004 (Unaudited) and December 31, 2003	3

	Statements of Operations for the Three Months ended March 31, 2004 and 2003 (Unaudited)	4

	Statements of Partners' Capital Accounts for the Three Months ended March 31, 2004 (Unaudited)	5

	Statements of Cash Flows for the Three Months ended March 31, 2004 and 2003	6

	Notes to Financial Statements (Unaudited)	7-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of	9-11
	Operations

Item 3.	Controls and Procedures	11

PART II.	Exhibits and Reports on Form 8-K	11

SIGNATURES	12

CERTIFICATIONS	14-17

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #10 LTD.
(A Pennsylvania Limited Partnership)

BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$352,800	$351,000
Accounts receivable - affiliate	1,229,500	1,298,400

Total current assets	1,582,300	1,649,400

Oil and gas properties (successful efforts)	25,405,200	25,405,200
Less accumulated depletion and depreciation	(7,706,300)	(7,155,100)

	17,698,900	18,250,100

	$19,281,200	$19,899,500

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accrued liabilities	$6,100	$10,500

Total current liabilities	6,100	10,500

Asset retirement obligations	480,900	473,800

Partners' capital:
Managing general partner	3,281,000	3,390,100
Limited partners (2,135 units)	15,513,200	16,025,100

	18,794,200	19,415,200

	$19,281,200	$19,899,500

        The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #10 LTD.
(A Pennsylvania Limited Partnership)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003

REVENUES:
Natural gas and oil sales	$1,180,200	$1,631,700
Interest income	300	1,200

Total revenues	1,180,500	1,632,900

COSTS AND EXPENSES:
Production expenses	167,200	227,100
Depletion and depreciation of oil and gas properties	551,200	930,600
Accretion of asset retirement obligation	7,100	6,700
General and administrative expenses	31,300	28,700

Total expenses	756,800	1,193,100

Net Income before cumulative effect of change in accounting principle	423,700	439,800
Cumulative effect of change in accounting principle	--	(23,900)

Net Income	$423,700	$415,900

Allocation of net income:
Managing general partner	$225,200	$281,400
Limited partners	$198,500	$134,500
Net income per limited partnership unit:
Before cumulative effect of change in accounting principle	$93	$71
Cumulative effect of change in accounting principle	--	(8)

Net income per limited partnership unit	$93	$63

        The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #10 LTD.
(A Pennsylvania Limited Partnership)

STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS (Unaudited)
FOR THREE MONTHS ENDED MARCH 31, 2004

	Managing
	General	Limited
	Partner	Partners	Total

Balance at January 1, 2004	$3,390,100	$16,025,100	$19,415,200

Participation in revenue and expenses:
Net production revenues	327,700	685,300	1,013,000
Interest income	100	200	300
Depletion and depreciation	(90,200)	(461,000)	(551,200)
Accretion of asset retirement obligation	(2,300)	(4,800)	(7,100)
General and administrative	(10,100)	(21,200)	(31,300)

Net income	225,200	198,500	423,700

Distributions	(334,300)	(710,400)	(1,044,700)

Balance at March 31, 2004	$3,281,000	$15,513,200	$18,794,200

        The accompanying notes are an integral part of this financial statement

ATLAS AMERICA PUBLIC #10 LTD.
(A Pennsylvania Limited Partnership)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003

Cash flows from operating activities:
Net income	$423,700	$415,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and depreciation	551,200	930,600
Accretion of asset retirement obligation	7,100	6,700
Cumulative effect of change in accounting principle	--	23,900
Decrease in accounts receivable - affiliate	68,900	401,900
(Decrease) increase in accrued liabilities	(4,400)	77,400

Net cash provided by operating activities	1,046,500	1,856,400

Cash flows from financing activities:
Capital distributions	(1,044,700)	(1,380,600)

Net cash used in financing activities	(1,044,700)	(1,380,600)

Net increase in cash	1,800	475,800
Cash at beginning of period	351,000	4,000

Cash at end of period	$352,800	$479,800

        The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #10 LTD.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

March 31, 2004

NOTE 1 — BASIS OF PRESENTATION

        The financial statements of Atlas America Public #10 Ltd. (the Partnership) for the three months ended March 31, 2004 and 2003 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 may not necessarily be indicative of the results of operations for the year ending December 31, 2004.

        Certain reclassifications have been made to the financial statements for the three months ended March 31, 2003 to conform to the three months ended March 31, 2004 presentation.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

        For cash, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Asset Retirement Obligations–Change in Accounting Principle

        The Partnership accounts for its estimated plugging and abandonment of its oil and gas properties in accordance with SFAS 143, “Accounting for Asset Retirement Obligations.”

        A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three months ending March 31, 2004, is as follows:

Asset retirement obligations at December 31, 2003	$473,800
Accretion expense	7,100

Asset retirement obligations at March 31, 2004	$480,900

ATLAS AMERICA PUBLIC #10 LTD.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2004

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Cash Flow Information

        The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid by the Partnership for interest or income taxes for the three months ended March 31, 2004 and 2003.

Comprehensive Income

        The Partnership is subject to the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” which requires disclosure of comprehensive income and its components. Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income.” The Partnership has no material elements of comprehensive income, other than net income, to report.

NOTE 3 — TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

        The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (Atlas), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

•	Administrative costs payable to Atlas at $75 per well per month. Administrative costs incurred for the three months ended March 31, 2004 and 2003 were $23,600 and $21,900, respectively.

•	Monthly well supervision fees payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended March 31, 2004 and 2003 were $77,000 and $73,200, respectively.

•	Transportation fees paid to Atlas of $.35 per mcf. Transportation costs incurred for the three months ended March 31, 2004 and 2003 were $58,900 and $118,800, respectively.

•	As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable – affiliate on the balance sheet represents the net production revenues due from Atlas.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED)

Forward-Looking Statements

        WHEN USED IN THIS FORM 10-QSB, THE WORDS “BELIEVES” “ANTICIPATES” “EXPECTS” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES MORE PARTICULARLY DESCRIBED IN ITEM 1 OF OUR ANNUAL REPORT ON FORM 10-KSB. THESE RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD-LOOKING STATEMENTS WHICH WE MAY MAKE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

        Management’s Discussion and Analysis should be read in conjunction with our Financial Statements and the notes to our Financial Statements.

Results of Operations

        The following table, whose amounts are in thousands, except sales prices and production cost data, sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit during the periods indicated:

	Three Months Ended
	March 31,
	2004	2003

Production revenues (in thousands):
Gas	$1,146	$1,588
Oil	$34	$44

Production volumes:
Gas (thousands of cubic feet ("mcf")/day)	2,233	4,300
Oil (barrels ("bbls")/day)	16	22

Average sales prices:
Gas (per mcf) (1)	$5.64	$4.10
Oil (per bbl)	$23.83	$22.62

Average production costs:
As a percent of sales	14%	32%
(per mcf equivalent unit)	$.79	$1.27

(1)	Our average sales price before the effects of hedging was $4.42 for the three months ended March 31, 2003. There were no hedging contracts in place during the three months ended March 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) – (Continued)

Results of Operations – (Continued)

         Revenues.   Our natural gas revenues were $1,145,800 and $1,587,700 for the three months ended March 31, 2004 and 2003, respectively, a decrease of $441,900 (28%). The decrease was due to a greater average sales price we received for our natural gas of $5.64 for the three months ended March 31, 2004 as compared to $4.10 for the three months ended March 31, 2003, an increase of $1.54/mcf (38%), offset by a decrease in production volumes to 203,300 for the three months ended March 31, 2004 from 387,000 for the three months ended March 31, 2003, a decrease of 183,700 (47%). The $441,900 decrease in gas revenue for the three months ended March 31, 2004 as compared to the prior year, same period consisted of $319,300 due to an increase in natural gas sale prices offset by $761,200 attributable to a decrease in production volumes. Our revenues from our natural gas sales will be affected by changes in natural gas prices, which are driven by market conditions. The overall decrease in gas production volumes results primarily from the normal decline inherent in the life of a well.

         Expenses.   Production expenses were $167,200 and $227,100 in the three months ended March 31, 2004 and 2003, respectively, a decrease of $59,900 (26%). This decrease is primarily attributable to lower maintenance, disposal and transportation costs, most of which was due to lower production volumes for the three months ended March 31, 2004 as compared to the same period in the prior year.

        Depletion and depreciation of oil and gas properties as a percentage of oil and gas revenues was 47% and 57% in the three months ended March 31, 2004 and 2003, respectively. This percentage decrease in the current year is directly attributable to changes in revenues and our oil and gas reserve quantities, product prices and reductions in the depletable cost basis of oil and gas properties.

        General and administrative expenses for the three months ended March 31, 2004 and 2003 were $31,300 and $28,700, respectively, an increase of $2,600 (9%). These expenses include legal and audit fees, as well as the monthly administrative fee charged by the managing general partner. Administrative fees may fluctuate each month as they are only charged when a well is producing. This increase is primarily due to higher charges for outside services.

        Liquidity and Capital Resources.   Cash provided by operating activities decreased $809,900 in the three months ended March 31, 2004 to $1,046,500 compared to $1,856,400 for the three months ended March 31, 2003. The decrease was primarily due to lower production for the current period offset by increases in the price we receive for our natural gas.

        Cash used by financing activities decreased $335,900 during the three months ended March 31, 2004 to $1,044,700 compared to $1,380,600 for the three months ended March 31, 2003. The decrease is directly related to lower distributions to partners.

        No cash was either provided by or used for investing activities for the three months ended March 31, 2004 and 2003. We had no material commitments to make capital expenditures and we do not expect any in the foreseeable future, except that our managing general partner may withhold funds for future plugging and abandonment costs. Any additional funds, if required, will be obtained from production revenues or borrowings from our managing general partner or its affiliates, which are not contractually committed to make loans to us. The amount that may be borrowed may not at any time exceed 5% of our total subscriptions, and no borrowings will be obtained from third parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) – (Continued)

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

        For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see Note 2 of the “Notes to Financial Statements” in our Annual Report on Form 10-KSB.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our Managing General Partner’s Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, (as defined I Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of March 31, 2004. Based upon the evaluation, these officers believe that our disclosure controls and procedures are effective.

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

Date:  May 14, 2004

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

Date:  May 14, 2004

By (Signature and Title):         /s/Nancy J. McGurk
                                                    Nancy J. McGurk, Senior Vice-President,
                                                    Chief Financial Officer and Chief Accounting Officer

Date:  May 14, 2004

EXHIBIT INDEX

4(a)	Certificate of Limited Partnership for	Previously filed in the Form
	Atlas America Public #10 Ltd.	10-KSB for the period
ending December 31, 2000

4(b)	Amended and Restated Certificate and Agreement	Previously filed in the Form
	of Limited Partnership for Atlas America Public #10 Ltd.	10-KSB for the period
ending December 31, 2000

10(a)	Drilling and Operating Agreement with exhibits	Previously filed in the Form
10-KSB for the period
ending December 31, 2000

31.1	Certification Pursuant to Rule 13a-15(e)/15(d)-15(e).

31.2	Certification Pursuant to Rule 13a-15(e)/15(d)-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.