Form 10QSB
period 2004-06-30
ATLAS AMERICA PUBLIC  NO 10 LTD
filed 2004-08-16
CIK 1157516

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[ X ]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

ATLAS AMERICA PUBLIC #10 LTD.
(A Pennsylvania Limited Partnership
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I	FINANANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2004 (Unaudited) and Decemebr 31, 2003	3

	Statements of Operations for the Three Months and Six Months ended June 30, 2004 and 2003 (Unaudited)	4

	Statements of Partners' Capital Accounts for the Six Months ended June 30, 2004 (Unaudited)	5

	Statements of Cash Flows for the Six Months ended June 30, 2004 and 2003 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of	9-11
	Operations

Item 3.	Controls and Procedures	11

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	11

SIGNATURES	12

CERTIFICATIONS	14-17

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #10 LTD.
(A Pennsylvania Limited Partnership)

BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$336,200	$351,000
Accounts receivable - affiliate	1,144,900	1,298,400

Total current assets	1,481,100	1,649,400

Oil and gas properties (successful efforts)	25,405,200	25,405,200
Less accumulated depletion and depreciation	(8,271,900)	(7,155,100)

	17,133,300	18,250,100

	$18,614,400	$19,899,500

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accrued liabilities	$8,700	$10,500

Total current liabilities	8,700	10,500

Asset retirement obligations	488,000	473,800

Partners' capital:
Managing general partner	3,156,500	3,390,100
Limited partners (2,135 units)	14,961,200	16,025,100

	18,117,700	19,415,200

	$18,614,400	$19,899,500

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #10 LTD.
(A Pennsylvania Limited Partnership)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

REVENUES:
Natural gas and oil sales	$1,183,300	$1,877,900	$2,363,500	$3,509,600
Interest income	1,300	2,100	1,600	3,300

Total revenues	1,184,600	1,880,000	2,365,100	3,512,900

COSTS AND EXPENSES:
Production expenses	169,000	199,200	336,200	426,300
Depletion and depreciation of oil and gas properties	565,600	726,900	1,116,800	1,657,900
Accretion of asset retirement obligations	7,100	6,300	14,200	12,600
General and administrative expenses	34,900	30,100	66,200	58,800

Total expenses	776,600	962,500	1,533,400	2,155,600

Net Income before cumulative effect of change in
accounting principle	408,000	917,500	831,700	1,357,300
Cumulative effect of change in accounting principle	-	-	-	(23,900)

Net Income	$408,000	$917,500	$831,700	$1,333,400

Allocation of net income:
Managing general partner	$222,500	$409,700	$447,700	$691,100
Limited partners	$185,500	$507,800	$384,000	$642,300

Net income per limited partnership unit:
Before cumulative effect of change in accounting principle	$87	$238	$180	$309
Cumulative effect of change in accounting principle	-	-	-	(8)

Net income per limited partnership unit	$87	$238	$180	$301

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #10 LTD.
(A Pennsylvania Limited Partnership)

STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR SIX MONTHS ENDED JUNE 30, 2004
(Unaudited)

	Managing
	General	Limited
	Partner	Partners	Total

Balance at January 1, 2004	$3,390,100	$16,025,100	$19,415,200

Participation in revenue and cost and expenses:
Net production revenues	655,800	1,371,500	2,027,300
Interest income	500	1,100	1,600
Depletion and depreciation	(182,600)	(934,200)	(1,116,800)
Accretion of asset retirement obligations	(4,600)	(9,600)	(14,200)
General and administrative	(21,400)	(44,800)	(66,200)

Net income	447,700	384,000	831,700

Distributions	(681,300)	(1,447,900)	(2,129,200)

Balance at June 30, 2004	$3,156,500	$14,961,200	$18,117,700

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA PUBLIC #10 LTD.
(A Pennsylvania Limited Partnership)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2004	2003

Cash flows from operating activities:
Net income	$831,700	$1,333,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and depreciation	1,116,800	1,657,900
Accretion of asset retirement obligations	14,200	12,600
Cumulative effect of change in accounting principle	-	23,900
Decrease in accounts receivable - affiliate	153,500	335,500
(Decrease) increase in accrued liabilities	(1,800)	64,800

Net cash provided by operating activities	2,114,400	3,428,100

Cash flows from financing activities:
Capital distributions	(2,129,200)	(2,762,600)

Net cash used in financing activities	(2,129,200)	(2,762,600)

Net (decrease) increase in cash	(14,800)	665,500
Cash at beginning of period	351,000	4,000

Cash at end of period	$336,200	$669,500

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #10 LTD.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

June 30, 2004
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

        The financial statements of Atlas America Public #10 Ltd. (the Partnership) as of the June 30, 2004 and for the three months and six months ended June 30, 2004 and 2003 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2003. The results of operations for the six months ended June 30, 2004 may not necessarily be indicative of the results of operations for the year ending December 31, 2004.

        Certain reclassifications have been made to the financial statements for the three months and six months ended June 30, 2003 to conform to the three months and six months ended June 30, 2004 presentation.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

        For cash, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Asset Retirement Obligations-Change in Accounting Principle

        The Partnership accounts for its estimated plugging and abandonment of its oil and gas properties in accordance with Statement of Accounting Financial Standards (“SFAS”) 143, “Accounting for Asset Retirement Obligations.”

        A reconciliation of the Partnership’s liability for plugging and abandonment costs for the six months ending June 30, 2004, is as follows:

Asset retirement obligations at December 31, 2003	$473,800
Accretion expense	14,200

Asset retirement obligations at June 30, 2004	$488,000

ATLAS AMERICA PUBLIC #10 LTD.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2004

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Cash Flow Information

        The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid by the Partnership for interest or income taxes for the six months ended June 30, 2004 and 2003.

Comprehensive Income

        The Partnership is subject to the provisions of SFAS 130, “Reporting Comprehensive Income,” which requires disclosure of comprehensive income and its components. Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income.” The Partnership has no material elements of comprehensive income, other than net income, to report.

NOTE 3 — TRANSACTIONS WITH ATLAS RESOURCES, INC. AND ITS AFFILIATES

        The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (Atlas), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

•	Administrative costs are payable to Atlas at $75 per well per month. Administrative costs incurred for the three months ended June 30, 2004 and 2003 were $22,200 and $23,000 respectively; and $45,800 and $45,000 for the six months ended June 30, 2004 and 2003, respectively.

•	Monthly well supervision are fees payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended June 30, 2004 and 2003 were $76,600 and $77,000 respectively; and $153,600 and $150,000 for the six months ended June 30, 2004 and 2003, respectively.

•	Transportation fees are paid to Atlas of $.35 per mcf. Transportation costs incurred for the three months ended June 30, 2004 and 2003 were $55,600 and $66,000 respectively, and $114,500 and $185,000 for the six months ended June 30, 2004 and 2003, respectively.

•	As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable – affiliate on the balance sheet represents the net production revenues due from Atlas.

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

Results of Operations

        The following table, sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Production revenues (in thousands):
Gas	$1,154	$1,816	$2,300	$3,404
Oil	$30	$62	$64	$106

Production volumes:
Gas (thousands of cubic feet ("mcf")/day)	2,200	3,664	2,216	3,980
Oil (barrels ("bbls")/day)	9	20	12	21

Average sales prices:
Gas (per mcf)(1)	$5.76	$5.45	$5.70	$4.75
Oil (per bbl)	$37.41	$33.97	$29.30	$28.09

Average production costs:
As a percent of sales	14%	11%	14%	12%
(per mcf equivalent unit)	$.83	$.58	$.81	$.57

(1)

Our average sales price before the effects of hedging was $5.88 and $5.09 for the three and six months ended June 30, 2003. There were no hedging contracts in place during the six months ended June 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) - (Continued)

Results of Operations – (Continued)

        Revenues. Our natural gas revenues were $1,154,200 and $1,816,400 for the three months ended June 30, 2004 and 2003 respectively and $2,300,000 and $3,404,200 for the six months ended June 30, 2004 and 2003 respectively. A decrease of $662,200 (36%) and a decrease of $1,104,200 (32%) from the three and six months ended June 30, 2003 respectively. The decrease was due to a greater average sales price we received for our natural gas of $5.76 for the three months ended June 30, 2004 as compared to $5.45 for the three months ended June 30, 2003, an increase of $.31/mcf (6%), and $5.70 for the six months ended June 30, 2004 as compared to $4.75 for the six months ended June 30, 2003, an increase of $0.95/mcf (20%), offset by a decrease in production volumes to 200,200 for the three months ended, June 30, 2004 from 333,400 for the three months ended June 30, 2003, a decrease of 133,200 (40%) and a decrease in production volumes to 403,300 for the six months ended June 30, 2004 from 720,400 for the six months ended June 30, 2003 a decrease of 317,100 (44%). The $662,200 decrease in gas revenue for the three months ended June 30, 2004 as compared to the prior year same period, consisted of $39,000 due to an increase in natural gas sale prices offset by $701,200 attributable to a decrease in production volumes and the $1,104,200 decrease in gas revenue for the six months ended June 30, 2004 as compared to the prior year same period, consisted of $394,100 due to an increase in natural gas sale prices offset by $1,498,300 attributable to a decrease in production volumes. Our revenues from our natural gas sales will be affected by changes in natural gas prices, which are driven by market conditions. The overall decrease in gas production volumes results primarily from the normal decline inherent in the life of a well.

        Costs and Expenses. Production expenses were $169,000 and $199,200 in the three months ended June 30, 2004 and 2003, respectively, a decrease of $30,200 (15%) and $336,200 and $426,300 for the six months ended June 30, 2004 and 2003 respectively, a decrease of $90,100 (21%). This decrease is primarily attributable to lower maintenance, disposal and transportation costs, most of which was due to lower production volumes for the six months ended June 30, 2004 as compared to the same period in the prior year.

        Depletion and depreciation of oil and gas properties as a percentage of oil and gas revenues was 48% and 39% in the three months ended June 30, 2004 and 2003, respectively, and 47% and 48% for the six months ended June 30, 2004 and 2003, respectively. This percentage decrease in the current year is directly attributable to changes in revenues and our oil and gas reserve quantities, product prices, and reductions in the depletable cost basis of oil and gas properties.

        General and administrative expenses for the three months ended June 30, 2004 and 2003 were $34,900 and $30,100. For the six months ended June 30, 2004 and 2003, these charges were $66,200 and $58,800, respectively. These expenses include legal and audit fees, as well as the monthly administrative fee charged by the managing general partner. Administrative fees may fluctuate each month as they are only charged when a well is producing. This increase is primarily due to higher charges for outside services.

        Liquidity and Capital Resources. Cash provided by operating activities decreased $1,313,700 in the six months ended June 30, 2004 to $2,114,400 compared to $3,428,100 for the six months ended June 30, 2003. The decrease was primarily due to lower production for the current period offset by increases in the price we receive for our natural gas.

        Cash used by financing activities decreased $633,400 during the six months ended June 30, 2004 to $2,129,200 compared to $2,762,600 for the six months ended June 30, 2003. The decrease is directly related to lower distributions to partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) - (Continued)

Results of Operations – (Continued)

No cash was either provided by or used for investing activities for the six months ended June 30, 2004 and 2003. We had no material commitments to make capital expenditures and we do not expect any in the foreseeable future, except that our managing general partner may withhold funds for future plugging and abandonment costs. Any additional funds, if required, will be obtained from production revenues or borrowings from our managing general partner or its affiliates, which are not contractually committed to make loans to us. The amount that may be borrowed may not at any time exceed 5% of our total subscriptions, and no borrowings will be obtained from third parties.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our Managing General Partner’s Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, (as defined I Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of June 30, 2004. Based upon the evaluation, these officers believe that our disclosure controls and procedures are effective.

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

By: (Signature and Title):           /s/ Freddie M. Kotek
                                                     Freddie M. Kotek, Chairman of the Board of Directors,
                                                     Chief Executive Officer and President

Date: August 16,2004

        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: (Signature and Title):           /s/ Freddie M. Kotek
                                                     Freddie M. Kotek, Chairman of the Board of Directors,
                                                     Chief Executive Officer and President

Date: August 16, 2004

By: (Signature and Title):           /s/ Nancy J. McGurk
                                                     Nancy J. McGurk, Senior Vice-President,
                                                     Chief Financial Officer and Chief Accounting Officer

Date: August 16, 2004

EXHIBIT INDEX

4(a)	Certificate of Limited Partnership for	Previously filed in the Form
	Atlas America Public #10 Ltd.	10-QSB for the period
ending December 31, 2000

4(b)	Amended and Restated Certificate and Agreement	Previously filed in the Form
	of Limited Partnership for Atlas America Public #10 Ltd.	10-QSB for the period
ending December 31, 2000

10(a)	Drilling and Operating Agreement with exhibits	Previously filed in the Form
10-QSB for the period
ending December 31, 2000

31.1	Certification Pursuant to Rule 13a-15(e)/15(d)-15(e).

31.2	Certification Pursuant to Rule 13a-15(e)/15(d)-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.