Form 10QSB
period 2004-09-30
ATLAS AMERICA PUBLIC  NO 10 LTD
filed 2004-11-15
CIK 1157516

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[ X ]                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

ATLAS AMERICA PUBLIC #10 LTD.
(A Pennsylvania Limited Partnership
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I	FINANANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2004 (Unaudited) and Decemeber 31, 2003	3

	Statements of Operations for the Three Months and Nine Months ended September 30, 2004 and 2003 (Unaudited)	4

	Statements of Partners' Capital Accounts for the Nine Months ended September 30, 2004 (Unaudited)	5

	Statements of Cash Flows for the Nine Months ended September 30, 2004 and 2003 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of	9-11
	Operations

Item 3.	Controls and Procedures	11

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	11

SIGNATURES	12

CERTIFICATIONS	14-17

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #10 LTD.
(A Pennsylvania Limited Partnership)

BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$385,000	$351,000
Accounts receivable - affiliate	1,168,100	1,298,400

Total current assets	1,553,100	1,649,400

Oil and gas properties (successful efforts)	25,405,200	25,405,200
Less accumulated depletion and depreciation	(8,623,200)	(7,155,100)

	16,782,000	18,250,100

	$18,335,100	$19,899,500

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accrued liabilities	$13,100	$10,500

Total current liabilities	13,100	10,500

Asset retirement obligations	540,400	473,800

Partners' capital:
Managing general partner	3,108,600	3,390,100
Limited partners (2,135 units)	14,673,000	16,025,100

	17,781,600	19,415,200

	$18,335,100	$19,899,500

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #10 LTD.
(A Pennsylvania Limited Partnership)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

REVENUES:
Natural gas and oil sales	$1,302,600	$1,400,500	$3,666,100	$4,910,100
Interest income	1,300	1,600	2,900	4,900

Total revenues	1,303,900	1,402,100	3,669,000	4,915,000

COSTS AND EXPENSES:
Production expenses	181,800	194,100	518,000	620,400
Depletion and depreciation of oil and gas properties	351,300	620,400	1,468,100	2,277,900
Accretion of asset retirement obligations	52,400	7,100	66,600	20,100
General and administrative expenses	32,700	29,800	98,900	88,600

Total expenses	618,200	851,400	2,151,600	3,007,000

Net income before cumulative effect of change in
accounting principle	685,700	550,700	1,517,400	1,908,000
Cumulative effect of change in accounting principle	-	-	-	(23,900)

Net Income	$685,700	$550,700	$1,517,400	$1,884,100

Allocation of net income:
Managing general partner	$279,100	$275,400	$726,800	$966,500
Limited partners	$406,600	$275,300	$790,600	$917,600

Net income per limited partnership unit:
Before cumulative effect of change in accounting principle	$190	$129	$370	$438
Cumulative effect of change in accounting principle	-	-	-	(8)

Net income per limited partnership unit	$190	$129	$370	$430

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #10 LTD.
(A Pennsylvania Limited Partnership)

STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2004
(Unaudited)

	Managing
	General	Limited
	Partner	Partners	Total

Balance at January 1, 2004	$3,390,100	$16,025,100	$19,415,200

Participation in revenue and cost and expenses:
Net production revenues	1,018,400	2,129,700	3,148,100
Interest income	1,000	1,900	2,900
Depletion and depreciation	(239,100)	(1,229,000)	(1,468,100)
Accretion of asset retirement obligations	(21,500)	(45,100)	(66,600)
General and administrative	(32,000)	(66,900)	(98,900)

Net income	726,800	790,600	1,517,400

Distributions	(1,008,300)	(2,142,700)	(3,151,000)

Balance at September 30, 2004	$3,108,600	$14,673,000	$17,781,600

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA PUBLIC #10 LTD.
(A Pennsylvania Limited Partnership)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

	2004	2003

Cash flows from operating activities:
Net income	$1,517,400	$1,884,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and depreciation	1,468,100	2,277,900
Accretion of asset retirement obligations	66,600	20,100
Cumulative effect of change in accounting principle	--	23,900
Decrease in accounts receivable - affiliate	130,300	476,600
Increase in accrued liabilities	2,600	17,600

Net cash provided by operating activities	3,185,000	4,700,200

Cash flows from financing activities:
Distributions to partners	(3,151,000)	(4,267,800)

Net cash used in financing activities	(3,151,000)	(4,267,800)

Net increase in cash	34,000	432,400
Cash at beginning of period	351,000	4,000

Cash at end of period	$385,000	$436,400

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #10 LTD.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

September 30, 2004
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

        The financial statements of Atlas America Public #10 Ltd. (the Partnership) as of the September 30, 2004 and for the three months and nine months ended September 30, 2004 and 2003 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2003. The results of operations for the nine months ended September 30, 2004 may not necessarily be indicative of the results of operations for the year ending December 31, 2004.

        Certain reclassifications have been made to the financial statements for the three months and nine months ended September 30, 2003 to conform to the three months and nine months ended September 30, 2004 presentation.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

        For cash, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Asset Retirement Obligations

        The Partnership accounts for the estimated plugging and abandonment costs of the oil and gas properties in accordance with Statement of Accounting Financial Standards (“SFAS”) 143, “Accounting for Asset Retirement Obligations.” The adoption of SFAS 143 in 2003 was accounted for as a change in accounting principle.

        A reconciliation of the Partnership’s liability for plugging and abandonment costs for the nine months ending September 30, 2004, is as follows:

Asset retirement obligations at December 31, 2003	$473,800
Change in estimate on asset retirement obligation	43,300
Accretion expense	23,300

Asset retirement obligations at September 30, 2004	$540,400

ATLAS AMERICA PUBLIC #10 LTD.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2004

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Cash Flow Information

        The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid by the Partnership for interest or income taxes for the nine months ended September 30, 2004 and 2003.

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

NOTE 3 — TRANSACTIONS WITH ATLAS RESOURCES, INC. AND ITS AFFILIATES

        The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (Atlas), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

•	Administrative costs which is included in general and administrative costs in the Statement of Operations are payable to Atlas at $75 per well per month. Administrative costs incurred for the three months ended September 30, 2004 and 2003 were $22,800 and $22,600, respectively, and $68,600 and $67,600 for the nine months ended September 30, 2004 and 2003, respectively.

•	Monthly well supervision fees which is included in production expenses in the Statement of Operations are payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended September 30, 2004 and 2003 were $81,000 and $76,700, respectively, and $234,600 and $226,600 for the nine months ended September 30, 2004 and 2003, respectively.

•	Transportation fees which is included in production expenses in the Statement of Operations are payable to Atlas at $.35 per mcf. Transportation costs incurred for the three months ended September 30, 2004 and 2003 were $57,100 and $75,700 respectively, and $171,600 and $260,700 for the nine months ended September 30, 2004 and 2003, respectively.

•	As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the balance sheet represents the net production revenues due from Atlas.

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

Results of Operations

        The following table, sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit during the periods indicated:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,

	2004	2003	2004	2003

Production revenues (in thousands):
Gas	$1,269	$1,363	$3,569	$4,766
Oil	$34	$38	$97	$144

Production volumes:
Gas (thousands of cubic feet ("mcf")/day)	2,199	2,812	2,210	3,586
Oil (barrels ("bbls")/day)	10	15	11	19

Average sales prices:
Gas (per mcf)(1)	$6.27	$5.27	$5.89	$4.87
Oil (per bbl)	$38.25	$27.68	$31.33	$27.83

Average production costs:
As a percent of sales	14%	14%	14%	13%
(per mcf equivalent unit)	$.88	$.73	$.83	$.61

(1)

Our average sales price before the effects of hedging was $5.67 and $5.25 for the three and nine months ended September 30, 2003. There were no hedging contracts in place during the nine months ended September 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) - (Continued)

Results of Operations – (Continued)

        Revenues. Our natural gas revenues were $1,268,800 and $1,362,500 for the three months ended September 30, 2004 and 2003, respectively and $3,568,800 and $4,766,500 for the nine months ended September 30, 2004 and 2003, respectively, resulting in a decrease of $93,700 (7%) and $1,197,700 (25%) from the three and nine months ended September 30, 2003, respectively. These decreases were due to decreases in production volumes to 2,199 mcf per day for the three months ended September 30, 2004 from 2,812 mcf per day for the three months ended September 30, 2003, a decrease of 613 mcf per day (22%) and 2,210 mcf per day for the nine months ended September 30, 2004 from 3,586 mcf per day for the nine months ended September 30, 2003, a decrease of 1,376 mcf per day (38%). These decreases were partially offest by a greater average sales price we received for our natural gas of $6.27 for the three months ended September 30, 2004 as compared to $5.27 for the three months ended September 30, 2003, an increase of $1.00 per mcf (19%), and $5.89 for the nine months ended September 30, 2004 as compared to $4.87 for the nine months ended September 30, 2003, an increase of $1.02 per mcf (21%). The $93,700 decrease in gas revenue for the three months ended September 30, 2004 as compared to the prior year similar period, consisted of $297,000 attributable to a decrease in production volumes, offset by $203,300 due to an increase in natural gas sale prices and the $1,197,700 decrease in gas revenue for the nine months ended September 30, 2004 as compared to the prior year similar period, consisted of $1,818,000 attributable to a decrease in production volumes, offset by $620,300 due to an increase in natural gas sale prices. Our revenues from our natural gas sales will be affected by changes in natural gas prices, which are driven by market conditions. The overall decrease in gas production volumes results primarily from the normal decline inherent in the life of a well.

        Costs and Expenses. Production expenses were $181,800 and $194,100 in the three months ended September 30, 2004 and 2003, respectively, a decrease of $12,300 (6%) and $518,000 and $620,400 for the nine months ended September 30, 2004 and 2003 respectively, a decrease of $102,400 (17%). These decreases are primarily attributable to lower maintenance, disposal and transportation costs, most of which was due to lower production volumes for the three months and nine months ended September 30, 2004 as compared to the similar periods in the prior year.

        Depletion and depreciation of oil and gas properties as a percentage of oil and gas revenues was 27% and 44% in the three months ended September 30, 2004 and 2003, respectively, and 40% and 46% for the nine months ended September 30, 2004 and 2003, respectively. These percentage decreases in the current year are directly attributable to changes in revenues, oil and gas reserve quantities, product prices, production volumes and reductions in the depletable cost basis of oil and gas properties.

        General and administrative expenses for the three months ended September 30, 2004 and 2003 were $32,700 and $29,800. For the nine months ended September 30, 2004 and 2003, these charges were $98,900 and $88,600, respectively. These expenses include legal and audit fees, as well as the monthly administrative fees charged by the managing general partner. Administrative fees may fluctuate each month as they are only charged when a well is producing. These increases are primarily due to higher audit fees as compared to prior year similar periods.

        Liquidity and Capital Resources. Cash provided by operating activities decreased $1,515,200 in the nine months ended September 30, 2004 to $3,185,000 compared to $4,700,200 for the nine months ended September 30, 2003. The decrease was primarily due to lower net income for the current period.

        Cash used by financing activities decreased $1,116,800 during the nine months ended September 30, 2004 to $3,151,000 from $4,267,800 for the nine months ended September 30, 2003. The decrease is a result of lower distributions to partners.

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

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and costs and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our provision for possible losses, asset retirement obligations, depletion and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see Note 2 of the “Notes to Financial Statements” in our Annual Report on Form 10-KSB.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our Managing General Partner’s Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, (as defined I Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) as of September 30, 2004. Based upon the evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

        We have not filed any reports on Form 8-K during the period covered by this report.

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

Date:  November 15, 2004

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

Date:  November 15, 2004

By: (Signature and Title):           /s/ Nancy J. McGurk
                                                     Nancy J. McGurk, Senior Vice-President,
                                                     Chief Financial Officer and Chief Accounting Officer

Date:  November 15, 2004

EXHIBIT INDEX

	Description	Location

4(a)	Certificate of Limited Partnership for	Previously filed in the Form
	Atlas America Public #10 Ltd.	10-QSB for the period
ending December 31, 2000

4(b)	Amended and Restated Certificate and Agreement	Previously filed in the Form
	of Limited Partnership for Atlas America Public #10 Ltd.	10-QSB for the period
ending December 31, 2000

10(a)	Drilling and Operating Agreement with exhibits	Previously filed in the Form
10-QSB for the period
ending December 31, 2000

31.1	Certification Pursuant to Rule 13a-14/15(d)-14.

31.2	Certification Pursuant to Rule 13a-14/15(d)-14.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.