Form 10QSB
period 2005-09-30
ATLAS AMERICA PUBLIC  NO 10 LTD
filed 2005-11-15
CIK 1157516

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __No X

ATLAS AMERICA PUBLIC #10 LTD.
(A Pennsylvania Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004	3

	Statements of Operations for the Three and Nine Months ended September 30, 2005 and 2004 (Unaudited)	4

	Statement of Partners’ Capital Accounts for the Nine Months ended September 30, 2005 (Unaudited)	5

	Statements of Cash Flows for the Nine Months ended September 30, 2005 and 2004 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-13

Item 3.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 6.	Exhibits	14

SIGNATURES		15

CERTIFICATIONS		16-19

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #10 LTD.
(A Pennsylvania Limited Partnership)
BALANCE SHEETS
(Unaudited)

	September 30, 2005	December 31, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$296,400	$13,300
Accounts receivable - affiliate	993,100	1,367,800
Total current assets	1,289,500	1,381,100

Oil and gas properties (successful efforts)	25,424,000	25,422,800
Less accumulated depletion and depreciation	(10,318,800)	(9,103,000)
	15,105,200	16,319,800
	$16,394,700	$17,700,900

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$14,100	$17,400
Total current liabilities	14,100	17,400

Asset retirement obligations	544,400	520,900

Partners’ capital:
Managing general partner	2,755,300	2,989,100
Limited partners (2,135 units)	13,080,900	14,173,500
	15,836,200	17,162,600
	$16,394,700	$17,700,900

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #10 LTD.
(A Pennsylvania Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Three Months Ended September 30

	2005	2004	2005	2004
REVENUES:
Natural gas and oil sales	$1,036,500	$1,302,600	$3,265,200	$3,666,100
Interest income	3,100	1,300	7,500	2,900
Total revenues	1,039,600	1,303,900	3,272,700	3,669,000

COSTS AND EXPENSES:
Production expenses	147,800	181,800	458,800	518,000
Depletion and depreciation of oil and gas properties	411,500	351,300	1,215,800	1,468,100
Accretion of asset retirement obligation	7,800	52,400	23,500	66,600
General and administrative expenses	35,400	32,700	105,100	98,900
Total expenses	602,500	618,200	1,803,200	2,151,600
Net earnings	$437,100	$685,700	$1,469,500	$1,517,400

Allocation of net earnings:
Managing general partner	$204,500	$279,100	$660,900	$726,800
Limited partners	$232,600	$406,600	$808,600	$790,600
Net earnings per limited partnership unit	$109	$190	$379	$370

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #10 LTD.
(A Pennsylvania Limited Partnership)
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR NINE MONTHS ENDED September 30, 2005
(Unaudited)

	Managing
	General	Limited
	Partner	Partners	Total
Balance at January 1, 2005	$2,989,100	$14,173,500	$17,162,600

Participation in revenues and expenses:
Net production revenues	898,000	1,908,400	2,806,400
Interest income	2,400	5,100	7,500
Depletion and depreciation	(198,400)	(1,017,400)	(1,215,800)
Accretion of asset retirement obligation	(7,500)	(16,000)	(23,500)
General and administrative	(33,600)	(71,500)	(105,100)
Net earnings	660,900	808,600	1,469,500

Distributions	(894,700)	(1,901,200)	(2,795,900)

Balance at September 30, 2005	$2,755,300	$13,080,900	$15,836,200

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #10 LTD
(A Pennsylvania Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$1,469,500	$1,517,400
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion and depreciation	1,215,800	1,468,100
Accretion of asset retirement obligations	23,500	66,600
Decrease in accounts receivable - affiliate	374,700	130,300
(Decrease) increase in accrued liabilities	(3,300)	2,600

Net cash provided by operating activities	3,080,200	3,185,000

Cash flows from investing activities:
Purchase of tangible equipment	(1,200)	─
Net cash used in investing activities	(1,200)	─

Cash flows from financing activities:
Distributions to partners	(2,795,900)	(3,151,000)

Net cash used in financing activities	(2,795,900)	(3,151,000)

Net increase in cash and cash equivalents	283,100	34,000
Cash and cash equivalents at beginning of period	13,300	351,000
Cash and cash equivalents at end of period	$296,400	$385,000

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #10 LTD.
(A Pennsylvania Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
NOTE 1 - BASIS OF PRESENTATION

The financial statements of Atlas America Public #10 Ltd. (“the Partnership”) as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2004. The results of operations for the three and nine months ended September 30, 2005 may not necessarily be indicative of the results of operations for the year ending December 31, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

Receivables

In evaluating the need for an allowance for possible losses, the Partnership performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by the Partnership’s review of its customers’ credit information. The Partnership extends credit on an unsecured basis to many of its energy customers. At September 30, 2005 the Partnership’s credit evaluation indicated that it has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of natural gas and oil and the Partnership’s receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and the Partnership’s estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $678,600 at September 30, 2005 and $769,800 at December 31, 2004, respectively, which are included in Accounts receivable-affiliate, on the Partnership’s Balance Sheets.

Recently Issued Financial Accounting Standards

In May 2005, the Financial Accounting Standards Board, (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes and corrections of errors after the effective date, but management does not currently expect SFAS 154 to have a material impact on the Partnership’s financial position or results of operations.

ATLAS AMERICA PUBLIC #10 LTD.
(A Pennsylvania Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
September 30, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Financial Accounting Standards (Continued)

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

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three and nine months ending September 30, 2005 and 2004 is as follows:

	Three Months		Nine Months
	2005	2004	2005	2004
Asset retirement obligation at beginning of period	$536,600	$488,000	$520,900	$473,800
Change in estimate on asset retirement obligation	─	43,300	─	43,300
Accretion expense	7,800	9,100	23,500	23,300
Total asset retirement obligation at end of period	$544,400	$540,400	$544,400	$540,400

ATLAS AMERICA PUBLIC #10 LTD
(A Pennsylvania Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
September 30, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Cash Flow Information

The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid by the Partnership for interest or income taxes for the nine months ended September 30, 2005 and 2004.

Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At September 30, 2005, the Partnership had $383,700 in deposits at one bank of which $283,700 was over the insurance limit of the Federal Deposit Insurance Corporation and at December 31, 2004 the Partnership had $101,000 in deposits at one bank of which $1,000 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

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

Oil and gas properties consist of the following	At September 30,	At December 31,
	2005	2004
Capitalized costs of properties:
Proved properties	$338,500	$338,500
Wells and related equipment	25,085,500	25,084,300
	25,424,000	25,422,800

Accumulated depreciation and depletion	(10,318,800)	(9,103,000)
	$15,105,200	$16,319,800

ATLAS AMERICA PUBLIC #10 LTD
(A Pennsylvania Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
September 30, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment (Continued)

The Partnership uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equipment wells are capitalized. Upon the sale or retirement of a complete unit of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is recognized in income. Upon the sale or retirement of a partial unit of a proved property, no gain or loss is recognized and the cost of the property is reclassified to accumulated depletion.

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, INC. AND ITS AFFILIATES

    The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (Atlas), the Managing General Partner and its affiliates as provided under the Partnership agreement.

•
Administrative costs which are included in general and administrative cost in the Statements of Operations are payable to Atlas at $75 per well per month. Administrative costs incurred for the three months ended September 30, 2005 and 2004 were $22,400 and $22,800, respectively; and $67,500 and $68,600 for the nine months ended September 30, 2005, and 2004, respectively.

•
Monthly well supervision fees which are included in production expenses in the Statements of Operations are payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended September 30, 2005 and 2004 were $82,100 and $81,000, respectively; and $246,800 and $234,600 for the nine months ended September 30, 2005 and 2004, respectively.

•
Transportation fees which are included in production expenses in the Statements of Operations are payable to Atlas at $.29-$.35 per mcf (one thousand cubic feet). Transportation costs incurred for the three months ended September 30, 2005 and 2004 were $41,400 and $57,100, respectively; and $125,400 and $171,600 for the nine months ended September 30, 2005 and 2004, respectively.

As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable-affiliate on the Partnership’s Balance Sheet represents the net production revenues due from Atlas.

Major Customers

    The Partnership’s natural gas is sold under contract to various purchasers. For the nine month period ended September 30, 2005, sales to First Energy Solutions Corporation (which is now Amerada Hess Corporation) and UGI Energy Services, Inc accounted for 54% and 25%, respectively, of total revenues. No other customer accounted for more than 10% of our total revenues for the nine month period ended September 30, 2005.

Subordination of Managing General Partner’s Revenue Share

Under the terms of the partnership agreement, Atlas may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the investor partners of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations commencing with the first distribution of revenues to the limited partners. For the period ended September 30, 2005, Atlas was not required to subordinate any of its revenues to the limited partners.

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

Results of Operations

The following table sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production and depletion costs per equivalent unit during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Production revenues (in thousands):
Gas	$988	$1,269	$3,118	$3,569
Oil	$49	$34	$147	$97
	$1,037	$1,303	$3,265	$3,666
Production volumes:
Gas (thousands of cubic feet (“mcf”)/day)	1,544	2,199	1,635	2,210
Oil (barrels (“bbls”)/day)	9	10	10	11

Average sales prices:
Gas (per mcf)	$6.95	$6.27	$6.98	$5.89
Oil (per bbl)	$60.04	$38.25	$51.51	$31.33

Average production costs:
As a percent of sales	14%	14%	14%	14%
Per mcf equivalent unit (“mcfe”)	$1.04	$.88	$1.03	$.83
Depletion per mcfe	$2.90	$1.69	$2.72	$2.35

Revenues. Our natural gas revenues were $987,700 and $1,268,800 for the three months ended September 30, 2005 and 2004, respectively, and $3,118,000 and $3,568,800 for the nine months ended September 30, 2005 and 2004, respectively, a decrease of $281,100 (22%) and $450,800 (13%) from the three and nine months ended September 30, 2004, respectively. These decreases were due to a decrease in production volumes to 1,544 mcf per day for the three months ended September 30, 2005, from 2,199 mcf per day for the three months ended September 30, 2004, a decrease of 655 mcf per day (30%). There was a decrease in production volumes to 1,635 mcf per day for the nine months ended September 30, 2005 from 2,210 mcf per day for the nine months ended September 30, 2004, a decrease of 575 mcf per day (26%). These decreases were partially offset by an increase in the average sales price we received for our natural gas to $6.95 for the three months ended September 30, 2005 as compared to $6.27 for the three months ended September 30, 2004, an increase of $0.68 per mcf (11%), and an increase in the average sales price to $6.98 for the nine months ended September 30, 2005 as compared to $5.89 for the nine months ended September 30, 2004, an increase of $1.09 per mcf (19%). The $281,100 decrease in gas revenue for the three months ended September 30, 2005 as compared to the prior year similar period was attributable to a decrease of $377,700 in production volumes, partially offset by a $96,600 increase in the natural gas sale prices. The $450,800 decrease in gas revenue for the nine months ended September 30, 2005 as compared to the prior year similar period was attributable to a decrease of $937,800 in production volumes, partially offset by a $487,000 increase in the natural gas sale prices. The overall decrease in gas production volumes results primarily from the normal decline inherent in the life of a well.

Expenses. Production expenses were $147,800 and $181,800 for the three months ended September 30, 2005 and 2004, respectively, a decrease of $34,000 (19%). Production expenses were $458,800 and $518,000 for the nine months ended September 30, 2005 and 2004, respectively, a decrease of $59,200 (11%). These decreases were primarily attributable to lower maintenance, disposal and transportation costs, most of which was due to lower production volumes for the periods ended September 30, 2005 as compared to the same periods in the prior year.

Depletion and depreciation of oil and gas properties as a percentage of oil and gas revenues was 40% and 27% in the three months ended September 30, 2005 and 2004, respectively, and 37% and 40% for the nine months ended September 30, 2005 and 2004, respectively. This percentage change is directly attributable to changes in revenues and our oil and gas reserve quantities, product prices, and reductions in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended September 30, 2005 and 2004 were $35,400 and $32,700, respectively. For the nine months ended September 30, 2005 and 2004, these charges were $105,100 and $98,900, respectively. These expenses include legal and audit fees, as well as the monthly administrative fee charged by the managing general partner. Administrative fees may fluctuate each month as they are only charged when a well is producing. The increases were primarily due to higher charges for outside services.

Liquidity and Capital Resources. Cash provided by operating activities decreased $104,800 in the nine months ended September 30, 2005 to $3,080,200 compared to $3,185,000 for the nine months ended September 30, 2004. This decrease was primarily due to a decrease in accounts receivable partially offset by a decrease in net earnings before depletion for the current period as compared to the prior year similar period.

Cash used by financing activities decreased $355,100 during the nine months ended September 30, 2005 to $2,795,900 compared to $3,151,000 for the nine months ended September 30, 2004. This decrease is a result of lower distributions to partners as a result of a decrease in net revenues.

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

Recently Issued Financial Accounting Standards

In May 2005, the Financial Accounting Standards Board, (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes and corrections of errors after the effective date, but management does not currently expect SFAS 154 to have a material impact on the Partnership’s financial position or results of operations.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our managing general partner’s management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, our managing general partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-14 (c)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect controls in the third quarter and subsequent to the date of their evaluation.

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

Date: November 14, 2005

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: (Signature and Title): /s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors,
Chief Executive Officer and President

Date: November 14, 2005

By: (Signature and Title): /s/ Nancy J. McGurk
Nancy J. McGurk, Senior Vice President,
Chief Financial Officer and Chief Accounting Officer

Date: November 14, 2005