Form 10QSB
period 2007-03-31
ATLAS AMERICA PUBLIC  NO 10 LTD
filed 2007-05-11
CIK 1157516

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ATLAS AMERICA PUBLIC #10 LTD.
(A Pennsylvania Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements (Unaudited)

	Balance Sheets as of March 31, 2007 and December 31, 2006	3

	Statements of Net Earnings for the Three Months ended March 31, 2007 and 2006	4

	Statement of Partners’ Capital Accounts for the Three Months ended March 31, 2007	5

	Statements of Cash Flows for the Three Months ended March 31, 2007 and 2006	6

	Notes to Financial Statements	7-12

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	13-16

Item 3:	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 6:	Exhibits	16

SIGNATURES		17

CERTIFICATIONS		18-21

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #10 LTD.
BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$276,100	$277,300
Accounts receivable-affiliate	661,200	713,600
Hedge receivable short-term due from affiliate	135,000	587,500
Total current assets	1,072,300	1,578,400

Oil and gas properties, net	14,233,500	14,455,900
Hedge receivable long-term due from affiliate	213,400	507,200
	$15,519,200	$16,541,500

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$21,300	$18,000
Hedge liability short-term due to affiliate	125,400	3,600
Total current liabilities	146,700	21,600

Asset retirement obligations	785,800	774,200
Hedge liability long-term due to affiliate	210,200	81,600

Partners’ capital:
Managing general partner	2,445,900	2,505,000
Limited partners (2,135 units)	11,917,800	12,149,600
Accumulated other comprehensive income	12,800	1,009,500
	14,376,500	15,664,100
	$15,519,200	$16,541,500

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #10 LTD.
STATEMENTS OF NET EARNINGS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
REVENUES:
Natural gas and oil	$861,200	$1,198,400
Interest income	4,500	5,000
Total revenues	865,700	1,203,400

COSTS AND EXPENSES:
Production	211,700	190,700
Depletion	222,400	145,200
Accretion of asset retirement obligation	11,600	10,100
General and administrative	32,900	30,800
Total expenses	478,600	376,800
Net earnings	$387,100	$826,600

Allocation of net earnings:
Managing general partner	$157,900	$287,200
Limited partners	$229,200	$539,400
Net earnings per limited partnership unit	$107	$253

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #10 LTD.
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income (Loss)	Total

Balance at January 1, 2007	$2,505,000	$12,149,600	$1,009,500	$15,664,100

Participation in revenues and expenses:
Net production revenues	207,800	441,700	—	649,500
Interest income	1,400	3,100	—	4,500
Depletion	(37,100)	(185,300)	—	(222,400)
Accretion of asset retirement obligation	(3,700)	(7,900)	—	(11,600)
General and administrative	(10,500)	(22,400)	—	(32,900)
Net earnings	157,900	229,200	—	387,100

Other comprehensive loss	—	—	(996,700)	(996,700)

Distributions to partners	(217,000)	(461,000)	—	(678,000)

Balance at March 31, 2007	$2,445,900	$11,917,800	$12,800	$14,376,500

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #10 LTD
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$387,100	$826,600
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	222,400	145,200
Accretion of asset retirement obligations	11,600	10,100
Decrease in accounts receivable - affiliate	52,400	230,500
Increase (decrease) in accrued liabilities	3,300	(1,200)
Net cash provided by operating activities	676,800	1,211,200

Cash flows from financing activities:
Distributions to partners	(678,000)	(1,201,400)
Net cash used in financing activities	(678,000)	(1,201,400)

Net (decrease) increase in cash and cash equivalents	(1,200)	9,800
Cash and cash equivalents at beginning of period	277,300	388,400
Cash and cash equivalents at end of period	$276,100	$398,200

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #10 LTD.
NOTES TO FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

The financial statements of Atlas America Public #10 Ltd. (the “Partnership”) as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 may not necessarily be indicative of the results of operations for the year ended December 31, 2007.

In March 2006, Atlas Resources, Inc., the Partnership's Managing General Partner ("MGP"), was merged into a newly-formed limited liability company, Atlas Resources, LLC, which became an indirect subsidiary of Atlas Energy Resources, LLC, ("Atlas Energy"), a newly-formed subsidiary of Atlas America, Inc. Atlas Resources, LLC now serves as the Partnership's MGP. In December 2006, Atlas America, Inc. contributed substantially all of its natural gas and oil exploration and production assets to Atlas Energy Resources, LLC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

Receivables

In evaluating the need for an allowance for possible losses, the Partnership's MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its purchasers' credit information. Credit is extended on an unsecured basis to many of its energy purchasers. At March 31, 2007 and December 31, 2006, the Partnership's MGP’s credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership had unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $450,400 at March 31, 2007 and $493,400 at December 31, 2006, which are included in Accounts receivable-affiliate on the Partnership's Balance Sheets.

Asset Retirement Obligation

The Partnership accounts for the estimated plugging and abandonment costs for its oil and gas properties in accordance with Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations and Financial Accounting Standards Board ("FASB"), Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

ATLAS AMERICA PUBLIC #10 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2007
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated are as follows:
	Three Months Ended
	March 31,
	2007	2006
Asset retirement obligation at beginning of period	$774,200	$672,600
Accretion expense	11,600	10,100
Asset retirement obligation at end of period	$785,800	$682,700

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At March 31, 2007, the Partnership had $327,900 in deposits at one bank of which $227,900 was over the insurance limit of the Federal Deposit Insurance Corporation and at December 31, 2006 the Partnership had $343,100 in deposits at one bank of which $243,100 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

Property and Equipment

Oil and gas properties consist of the following at the dates indicated:	March 31,	December 31,
	2007	2006
Mineral interest in properties:
Proved properties	$338,500	$338,500
Wells and related equipment	25,267,200	25,267,200
	25,605,700	25,605,700

Accumulated depletion of oil and gas properties	(11,372,200)	(11,149,800)
	$14,233,500	$14,455,900

Recently Issued Financial Accounting Standards

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement will be effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Statement offers various options in electing to apply the provisions of this statement and at this time the Partnership has not made any decisions on its application to its financial position or results of operations, and is currently evaluating the impact of the adoption of SFAS 159 on its financial position and results of operations.

ATLAS AMERICA PUBLIC #10 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2007
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the FASB issued SFAS 157 Fair Value Measurement. SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. SFAS 157 is effective beginning January 1, 2008. The Partnership is currently evaluating the impact of the adoption of SFAS 157 on its financial position and results of operations.

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are payable at $75 per well per month. Administrative costs incurred for the three months ended March 31, 2007 and 2006 were $21,900.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are currently payable at $316 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended March 31, 2007 and 2006 were $92,100 and $80,400, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at rates ranging from $.29-$.35 per one thousand cubic feet ("Mcf") to 13% of the natural gas sales price. Transportation fees incurred for the three months ended March 31, 2007 and 2006 were $94,800 and $83,300, respectively.

The MGP performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable-affiliate on the Partnership's Balance Sheets represents the net production revenues due from the MGP.

Comprehensive Income

Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net income. For the Partnership this includes only changes in the fair value of unrealized hedging gains and losses. Comprehensive income for the Partnership is as follows for the periods indicated:

ATLAS AMERICA PUBLIC #10 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2007
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (Continued)

	Three Months Ended
	March 31,
	2007	2006

Net earnings	$387,100	$826,600
Other comprehensive (loss) income:
Unrealized holding gain (loss) on hedging contracts	(892,300)	258,300
Less: reclassification adjustment for gains realized in net earnings	(104,400)	(73,400)
	(996,700)	184,900
Comprehensive (loss) income	$(609,600)	$1,011,500

Subordination by Managing General Partner

Under the terms of the Partnership agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the limited partners equal to at least 10% of their agreed subscriptions. Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the investor partners (April 2002). The Partnership completed the subordination period effective March 2007. Since inception of the program, the MGP has not been required to subordinate any of its revenues to its limited partners.

NOTE 4 - DERIVATIVE INSTRUMENTS

Atlas Energy, on behalf of the Partnership, from time to time enters into natural gas futures and option contracts to hedge exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange ("NYMEX") futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

Atlas Energy, on behalf of the Partnership, formally documents all relationships between hedging instruments and the items being hedged, including the Partnership’s risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the forecasted transactions. Atlas Energy assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Historically these contracts have qualified and been designated as cash flow hedges and recorded at their fair values. Derivatives are recorded on the Balance Sheets as assets and liabilities at fair value. Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. Changes in fair value are recognized in Partners’ Capital as Accumulated other comprehensive income (loss) and recognized within the Statements of Net Earnings in the month the hedged gas is settled. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, the Partnership will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

ATLAS AMERICA PUBLIC #10 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2007
(Unaudited)

NOTE 4 - DERIVATIVE INSTRUMENTS (Continued)

At March 31, 2007, Atlas Energy had allocated open natural gas futures contracts to the Partnership related to natural gas sales covering 1,134,000 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through March 31, 2012 at an average settlement price of $8.31 per Dth. At March 31, 2007, the Partnership reflected net hedging assets on its Balance Sheets of $12,800. Of the $12,800 net gain in Accumulated other comprehensive income (loss) at March 31, 2007, if the fair values of the instruments remain at current market values, the Partnership will reclassify $9,600 of net gain to its Statements of Net Earnings over the next twelve month period as these contracts expire, and $3,200 of net gains will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $104,400 and $73,400 for the three-month period ended March 31, 2007 and 2006, respectively, in its oil and gas revenues within its Statements of Net Earnings related to the settlement of qualifying hedge instruments. The Partnership recognized no gains or losses during the three months ended March 31, 2007 and 2006 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of March 31, 2007, Atlas Energy had allocated to the Partnership the following natural gas hedged volumes:

Fixed Price Swaps

Twelve Month
Period Ending		Average Fixed Price	Fair Value
March 31,	Volumes	(per MMBTU) (1)	Asset (Liability) (2)

2008	305,500	$8.676	$25,000
2009	299,900	$8.599	11,400
2010	261,800	$8.195	21,100
2011	148,200	$7.572	(26,900)
2012	67,100	$7.365	(800)
			$29,800

ATLAS AMERICA PUBLIC #10 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2007
(Unaudited)

NOTE 4 - DERIVATIVE INSTRUMENTS (Continued)

Costless Collars

Twelve Month
Period Ending			Average Floor & Cap	Fair Value
March 31,	Option Type	Volumes	(per MMBTU) (1)	Asset (Liability) (2)

2008	Puts purchased	22,400	$7.50	$—
2008	Calls sold	22,400	$8.60	(6,800)
2008	Puts purchased	7,300	$7.50	—
2008	Calls sold	7,300	$9.40	(8,600)
2009	Puts purchased	21,800	$7.50	—
2009	Calls sold	21,800	$9.40	(1,600)
				$(17,000)

			Net Asset	$12,800

(1)	MMBTU represents Million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated:

	March 31, 2007		December 31, 2006
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$348,400	$348,400	$1,094,700	$1,094,700
	$348,400	$348,400	$1,094,700	$1,094,700
Liabilities
Derivative instruments	(335,600)	(335,600)	$(85,200)	$(85,200)
	$12,800	$12,800	$1,009,500	$1,009,500

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

General

We were formed as a Pennsylvania limited partnership on July 5, 2001, with Atlas Resources, Inc. as our Managing General Partner, or MGP, to drill natural gas development wells. We have no employees and rely on our MGP for management which, in turn, relies on its parent company, Atlas Energy Resources, LLC or Atlas Energy, for administrative services.

Our wells are currently producing natural gas and, to a far lesser extent, oil which are our only products. Most of our gas is gathered and delivered to market through Atlas Pipeline Partners, L.P.'s gas gathering system, which is managed by an affiliate of our MGP. We do not plan to sell any of our wells and will continue to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold.

In March 2006, Atlas Resources, Inc. was merged into a newly-formed limited liability company, Atlas Resources, LLC, which became an indirect subsidiary of Atlas America, Inc. Atlas Resources, LLC now serves as our MGP. In December 2006, Atlas America, Inc. contributed substantially all of its natural gas and oil exploration and production assets to Atlas Energy Resources, LLC.

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended
	March 31,
	2007	2006

Production revenues (in thousands):
Gas	$857	$1,194
Oil	$4	$4
Total	$861	$1,198

Production volumes:
Gas (mcf/day) (2)	1,077	1,293
Oil (bbls/day) (2)	1	1
Total (mcfe/day) (2)	1,083	1,299

Average sales prices:
Gas (per mcf) (1) (2)	$8.84	$10.26
Oil (per bbl) (2)	$57.25	$58.92

Average production costs:
As a percent of sales	25%	16%
Per mcfe (2)	$2.17	$1.63

Depletion per mcfe	$2.28	$1.24
______________

(1)	The average sales price per mcf before the effects of hedging was $7.77 and $9.42 for the three months ended March 31, 2007 and 2006, respectively.
(2)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues. Our natural gas revenues were $857,200 and $1,193,600 for the three months ended March 31, 2007 and 2006, respectively, a decrease of $336,400 (28%). This decrease was due to a decrease in the average sales price we received for our natural gas to $8.84 for the three months ended March 31, 2007 as compared to $10.26 for the three months ended March 31, 2006, a decrease of $1.42 per mcf (14%) and a decrease in production volumes to 1,077 mcf per day for the three months ended March 31, 2007 from 1,293 mcf per day for the three months ended March 31, 2006, a decrease of 216 mcf per day (17%). The $336,400 decrease in gas revenue for the three months ended March 31, 2007 as compared to the prior year similar period was attributable to a $137,000 decrease in natural gas sale prices and a $199,400 decrease in production volumes. The decrease in gas production volumes for the three months ended March 31, 2007 resulted primarily from the normal decline inherent in the life of a well.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have oil production. Our oil revenues were $4,000 and $4,800 for the three months ended March 31, 2007 and 2006, respectively, a decrease of $800 (17%). This decrease was due to a decrease in the average sales price we received for our oil to $57.25 for the three months ended March 31, 2007 as compared to $58.92 for the three months ended March 31, 2006, a decrease of $1.67 per bbl (3%). The change in production volumes for the three months ended March 31, 2007 decreased less than 1 bbl as compared to the three months ended March 31, 2006. The $800 decrease in oil revenue for the three months ended March 31, 2007 as compared to the prior year similar period was attributable to a $600 decrease in production volumes and a $200 decrease in oil prices.

Expenses. Production expenses were $211,700 and $190,700 for the three months ended March 31, 2007 and 2006, respectively, an increase of $21,000 (11%). This increase was primarily attributable to an increase in operating fees, and transportation fees partially offset by a decrease in variable expenses.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 26% and 12% in the three months ended March 31, 2007 and 2006, respectively. This percentage change is directly attributable to revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended March 31, 2007 and 2006 were $32,900 and $30,800, respectively, an increase of $2,100 (7%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP. This increase was primarily due to higher third-party fees for services charged as compared to the prior year similar period.

Liquidity and Capital Resources

Cash provided by operating activities decreased $534,400 in the three months ended March 31, 2007 to $676,800 as compared to $1,211,200 for the three months ended March 31, 2006. This decrease was primarily due to a decrease in net earnings before depletion of $362,300 and a decrease in accounts receivable-affiliate of $178,100.

Cash used in financing activities decreased $523,400 during the three months ended March 31, 2007 to $678,000 from $1,201,400 for the three months ended March 31, 2006. This decrease was entirely due to lower distributions as a result of a decrease in net earnings.

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

We believe that our future cash flows from operations and amounts available from borrowings from our MGP or its affiliates, if any, will be adequate to fund our operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion and certain accrued receivables and liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see Note 2 of the "Notes to Financial Statements" in our Annual Report on Form 10-KSB.

Subordination by Managing General Partner

Under the terms of the Partnership agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the limited partners equal to at least 10% of their agreed subscriptions. Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the investor partners (April 2002). The Partnership completed the subordination period effective March 2007. Since inception of the program, the MGP has not been required to subordinate any of its revenues to its limited partners.

Recently Issued Financial Accounting Standards

In February 2007, the Financial Accounting Standards Board, or FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement will be effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Statement offers various options in electing to apply the provisions of this Statement and at this time we have not made any decisions in its application to our financial position or results of operations. We are currently evaluating the impact of the adoption of SFAS 159 on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement or SFAS 157. SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. SFAS 157 is effective beginning January 1, 2008. We are currently evaluating the impact of the adoption of SFAS 157 on our financial position and results of operations.

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

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas America Public #10 Ltd.

Atlas Resources, LLC, Managing General Partner

Date: May 11, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 11, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: May 11, 2007	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: May 11, 2007	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer