Form 10QSB
period 2007-06-30
ATLAS AMERICA PUBLIC  NO 10 LTD
filed 2007-08-13
CIK 1157516

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 333-67522

ATLAS AMERICA PUBLIC #10 Ltd.
(Name of small business issuer in its charter)

Pennsylvania	25-1891457
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Westpointe Corporate Center One
1550 Coraopolis Heights Road, 2nd Floor
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

ATLAS AMERICA PUBLIC #10 LTD.
(A Pennsylvania Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of June 30, 2007 and December 31, 2006	3

	Statements of Net Earnings for the Three Months and Six Months ended June 30, 2007 and 2006	4

	Statement of Partners’ Capital Accounts for the Six Months ended June 30, 2007	5

	Statements of Cash Flows for the Six Months ended June 30, 2007 and 2006	6

	Notes to Financial Statements	7-12

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	13-17

Item 3:	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 6:	Exhibits	17

SIGNATURES		18

CERTIFICATIONS		19-22

PART I

ITEM 1.  FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #10 LTD.
BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$253,600	$277,300
Accounts receivable-affiliate	683,100	713,600
Short-term hedge receivable due from affiliate	304,200	587,500
Total current assets	1,240,900	1,578,400

Oil and gas properties, net	13,979,900	14,455,900
Long-term hedge receivable due from affiliate	160,400	507,200
	$15,381,200	$16,541,500

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$6,600	$18,000
Short-term hedge liability due to affiliate	30,600	3,600
Total current liabilities	37,200	21,600

Asset retirement obligations	797,400	774,200
Long-term hedge liability due to affiliate	357,400	81,600

Partners’ capital:
Managing general partner	2,401,000	2,505,000
Limited partners (2,135 units)	11,711,600	12,149,600
Accumulated other comprehensive income	76,600	1,009,500
Total partners' capital	14,189,200	15,664,100
	$15,381,200	$16,541,500

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #10 LTD.
STATEMENTS OF NET EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES:
Natural gas and oil	$915,100	$870,300	$1,776,300	$2,068,700
Interest income	4,300	5,700	8,800	10,700
Total revenues	919,400	876,000	1,785,100	2,079,400

COSTS AND EXPENSES:
Production	244,700	220,800	456,400	411,500
Depletion	246,500	219,900	468,900	365,100
Accretion of asset retirement obligation	11,600	10,100	23,200	20,200
General and administrative	27,200	34,500	60,100	65,300
Total expenses	530,000	485,300	1,008,600	862,100
Net earnings	$389,400	$390,700	$776,500	$1,217,300

Allocation of net earnings:
Managing general partner	$162,500	$158,700	$320,400	$445,900
Limited partners	$226,900	$232,000	$456,100	$771,400
Net earnings per limited partnership unit	$107	$108	$214	$361

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #10 LTD.
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income (Loss)	Total

Balance at January 1, 2007	$2,505,000	$12,149,600	$1,009,500	$15,664,100

Participation in revenues and expenses:
Net production revenues	422,300	897,600	—	1,319,900
Interest income	2,800	6,000	—	8,800
Depletion	(78,100)	(390,800)	—	(468,900)
Accretion of asset retirement obligation	(7,400)	(15,800)	—	(23,200)
General and administrative	(19,200)	(40,900)	—	(60,100)
Net earnings	320,400	456,100	—	776,500

Other comprehensive loss	—	—	(932,900)	(932,900)

Distributions to partners	(424,400)	(894,100)	—	(1,318,500)

Balance at June 30, 2007	$2,401,000	$11,711,600	$76,600	$14,189,200

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #10 LTD
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$776,500	$1,217,300
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	468,900	365,100
Accretion of asset retirement obligations	23,200	20,200
Decrease in accounts receivable – affiliate	30,500	510,400
Decrease in accrued liabilities	(11,400)	(10,000)
Net cash provided by operating activities	1,287,700	2,103,000

Cash flows from investing activities:
Proceeds from asset sales	7,100	—
Net cash provided by investing activities	7,100	—

Cash flows from financing activities:
Distributions to partners	(1,318,500)	(2,172,400)
Net cash used in financing activities	(1,318,500)	(2,172,400)

Net decrease in cash and cash equivalents	(23,700)	(69,400)
Cash and cash equivalents at beginning of period	277,300	388,400
Cash and cash equivalents at end of period	$253,600	$319,000

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #10 LTD.
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

The financial statements of Atlas America Public #10 Ltd. (the “Partnership”) as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2006.  The results of operations for the three and six months ended June 30, 2007 may not necessarily be indicative of the results of operations for the year ended December 31, 2007.

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

Receivables

In evaluating the need for an allowance for possible losses, the Partnership's MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its purchasers' credit information.  Credit is extended on an unsecured basis to many of its energy purchasers.  At June 30, 2007 and December 31, 2006, the Partnership's MGP’s credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership had unbilled revenues.  These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices.  The Partnership had unbilled trade receivables of $466,000 at June 30, 2007 and $493,400 at December 31, 2006, which are included in Accounts receivable-affiliate on the Partnership's Balance Sheets.

ATLAS AMERICA PUBLIC #10 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007
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

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Asset retirement obligation at beginning of period	$785,800	$682,700	$774,200	$672,600
Accretion expense	11,600	10,100	23,200	20,200
Asset retirement obligation at end of period	$797,400	$692,800	$797,400	$692,800

Property and Equipment

Oil and gas properties consist of the following at the dates indicated:	June 30,	December 31,
	2007	2006
Mineral interest in properties:
Proved properties	$338,500	$338,500
Wells and related equipment	25,260,100	25,267,200
	25,598,600	25,605,700

Accumulated depletion of oil and gas properties	(11,618,700)	(11,149,800)
	$13,979,900	$14,455,900

Recently Issued Financial Accounting Standards

In April 2007, the FASB issued Interpretation No. 39-1, amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, (“FIN 39-1”).  FIN 39-1 amends FIN 39, which allows an entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  FIN 39-1 is effective for fiscal years beginning after November 15, 2007.  The Partnership does not expect the adoption of FIN 39-1 to have a significant impact on its financial position or results of operations.

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
June 30, 2007
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the FASB issued SFAS 157, Fair Value Measurement.  SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. SFAS 157 is effective beginning January 1, 2008.  The Partnership is currently evaluating the impact of the adoption of SFAS 157 on its financial position and results of operations.

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are payable at $75 per well per month.  Administrative costs incurred for the three months and six months ended June 30, 2007 were $21,700 and $43,600, respectively.  Administrative costs incurred for the three months and six months ended June 30, 2006 were $22,100 and $44,000, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are currently payable at $316 per well per month for operating and maintaining the wells.  Well supervision fees incurred for the three months and six months ended June 30, 2007 were $91,500 and $183,600, respectively.  Well supervision fees incurred for the three months and six months ended June 30, 2006 were $86,400 and $166,800, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at rates ranging from $.29-$.35 per one thousand cubic feet ("Mcf") to 13% of the natural gas sales price.  Transportation fees incurred for the three months and six months ended June 30, 2007 were $114,700 and $209,500, respectively.  Transportation fees incurred for the three months and six months ended June 30, 2006 were $105,400 and $188,700, respectively.

The MGP performs all administrative and management functions for the Partnership including billing revenues and paying expenses.  Accounts receivable–affiliate on the Partnership's Balance Sheets represents the net production revenues due from the MGP.

NOTE 4 – COMPREHENSIVE INCOME

Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net income.  For the Partnership this includes only changes in the fair value of unrealized hedging gains and losses.  Comprehensive income (loss) for the Partnership is as follows for the periods indicated:

ATLAS AMERICA PUBLIC #10 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

NOTE 4 – COMPREHENSIVE INCOME (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net earnings	$389,400	$390,700	$776,500	$1,217,300
Other comprehensive (loss) income:
Unrealized holding gain (loss) on hedging contracts	165,800	297,800	(726,500)	556,100
Less: reclassification adjustment for gains realized in net earnings	(102,000)	(85,900)	(206,400)	(159,300)
	63,800	211,900	(932,900)	396,800
Comprehensive income (loss)	$453,200	$602,600	$(156,400)	$1,614,100

NOTE 5 – DERIVATIVE INSTRUMENTS

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

Atlas Energy, on behalf of the Partnership, formally documents all relationships between hedging instruments and the items being hedged, including the Partnership’s risk management objective and strategy for undertaking the hedging transactions.  This includes matching the natural gas futures and options contracts to the forecasted transactions.  Atlas Energy assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items.  Historically these contracts have qualified and were designated as cash flow hedges and recorded at their fair values.  Derivatives are recorded on the Balance Sheets as assets and liabilities at fair value.  Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX.  Changes in fair value are recognized in Partners’ Capital as Accumulated other comprehensive income (loss) and recognized within the Statements of Net Earnings in the month the hedged gas is settled.  If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, the Partnership will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

ATLAS AMERICA PUBLIC #10 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

At June 30, 2007, Atlas Energy had allocated open natural gas futures contracts to the Partnership related to natural gas sales covering 1,324,900 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through June 30, 2012 at an average settlement price of $8.23 per Dth. At June 30, 2007, the Partnership reflected net hedging assets on its Balance Sheets of $76,600.  Of the $76,600 net gain in Accumulated other comprehensive income (loss) at June 30, 2007, if the fair values of the instruments remain at current market values, the Partnership will reclassify $273,600 of net gain to its Statements of Net Earnings over the next twelve month period as these contracts expire, and $197,000 of net loss in later periods.  Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $102,000 and $85,900 for the three month periods ended June 30, 2007 and 2006, respectively; and $206,400 and $159,300 for the six month periods ended June 30, 2007 and 2006, respectively, in its oil and gas revenues within its Statements of Net Earnings related to the settlement of qualifying hedge instruments.  The Partnership recognized no gains or losses during the three and six months ended June 30, 2007 and 2006 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of June 30, 2007, Atlas Energy had allocated to the Partnership the following natural gas hedged volumes:

Fixed Price Swaps
				Fair Value
	Twelve Month	Volumes	Average	Asset
	Period Ending	(per MMBTU)	Fixed Price	(Liability)
	June 30,	(1)	(per MMBTU)	(2)

	2008	325,200	$8.682	$268,000
	2009	318,100	$8.533	(1,900)
	2010	246,300	$8.053	(75,800)
	2011	137,500	$7.524	(75,300)
	2012	47,900	$7.365	(19,100)
				$95,900

ATLAS AMERICA PUBLIC #10 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

Costless Collars
					Fair Value
Company	Twelve Month		Volumes	Average	Asset
	Period Ending	Option	(per MMBTU)	Floor & Cap	(Liability)
	June 30,	Type	(1)	(per MMBTU)	(2)

	2008	Puts purchased	17,900	$7.500	$7,600
	2008	Calls sold	17,900	$8.600	—
	2008	Puts purchased	15,600	$7.500	—
	2008	Calls sold	15,600	$9.400	(2,000)
	2009	Puts purchased	15,600	$7.500	—
	2009	Calls sold	15,600	$9.400	(2,200)
	2010	Puts purchased	28,700	$7.750	—
	2010	Calls sold	28,700	$8.750	(7,400)
	2011	Puts purchased	28,700	$7.750	—
	2011	Calls sold	28,700	$8.750	—
	2011	Puts purchased	71,700	$7.500	—
	2011	Calls sold	71,700	$8.450	(17,000)
	2012	Puts purchased	71,700	$7.500	1,700
	2012	Calls sold	71,700	$8.450	—
					$(19,300)

				Net Asset	$76,600

(1)	MMBTU represents Million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices.

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated:

	June 30, 2007		December 31, 2006
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$464,600	$464,600	$1,094,700	$1,094,700
	$464,600	$464,600	$1,094,700	$1,094,700
Liabilities
Derivative instruments	$(388,000)	$(388,000)	$(85,200)	$(85,200)
	$76,600	$76,600	$1,009,500	$1,009,500

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Production revenues (in thousands):
Gas	$878	$832	$1,735	$2,026
Oil	$37	$38	$41	$43
Total	$915	$870	$1,776	$2,069

Production volumes:
Gas (mcf/day) (2)	1,100	1,074	1,089	1,183
Oil (bbls/day) (2)	7	7	4	4
Total (mcfe/day) (2)	1,142	1,116	1,113	1,207

Average sales prices:
Gas (per mcf) (1) (2)	$8.78	$8.52	$8.81	$9.46
Oil (per bbl) (2)	$56.26	$62.45	$56.36	$62.04

Average production costs:
As a percent of sales	27%	25%	26%	20%
Per mcfe (2)	$2.35	$2.18	$2.27	$1.89

Depletion per mcfe	$2.37	$2.17	$2.33	$1.67
______________

(1)
The average sales price per mcf before the effects of hedging was $7.76 and $7.64 for the three months ended June 30, 2007 and 2006, respectively; and $7.76 and $8.60 for the six months ended June 30, 2007 and 2006, respectively.

(2)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues.  Our natural gas revenues were $878,500 and $832,600 for the three months ended June 30, 2007 and 2006, respectively, an increase of $45,900 (6%).  This increase was due to an increase in the average sales price we received for our natural gas to $8.78 for the three months ended June 30, 2007 as compared to $8.52 for the three months ended June 30, 2006, an increase of $.26 per mcf (3%) and an increase in production volumes to 1,100 mcf per day for the three months ended June 30, 2007 from 1,074 mcf per day for the three months ended June 30, 2006, an increase of 26 mcf per day (2%).  The $45,900 increase in gas revenue for the three months ended June 30, 2007 as compared to the prior year similar period was attributable to a $26,000 increase in natural gas sale prices and a $19,900 increase in production volumes.  The overall increase in gas production volumes for the three months ended June 30, 2007 resulted primarily from an increase in well production on various wells as compared to the prior year similar period.

Our natural gas revenues were $1,735,600 and $2,026,200 for the six months ended June 30, 2007 and 2006, respectively, a decrease of $290,600 (14%).  This decrease was due to a decrease in the average sales price we received for our natural gas to $8.81 for the six months ended June 30, 2007 as compared to $9.46 for the six months ended June 30, 2006, a decrease of $.65 per mcf (7%) and a decrease in production volumes to 1,089 mcf per day for the six months ended June 30, 2007 from 1,183 mcf per day the six months ended June 30, 2006, a decrease of 94 mcf per day (8%).  The $290,600 decrease in gas revenue for the six months ended June 30, 2007 as compared to the prior year similar period was attributable to a $128,600 decrease in natural gas sale prices and a $162,000 decrease in production volumes.  The overall decrease in gas production volumes for the six months ended June 30, 2007 resulted primarily from the normal decline inherent in the life of a well.

Oil Revenues.  We drill wells primarily to produce natural gas, rather than oil, but some wells have oil production.  Our oil revenues were $36,600 and $37,700 for the three months ended June 30, 2007 and 2006, respectively, a decrease of $1,100 (3%).  This decrease was due to a decrease in the average sales price we received for our oil to $56.26 for the three months ended June 30, 2007 as compared to $62.45 for the three months ended June 30, 2006, a decrease of $6.19 per bbl (10%), partially offset by an increase in production volumes to 7.15 bbl per day for the three months ended June 30, 2007 from 6.63 bbl per day for the three months ended June 30, 2006, an increase of .52 bbl per day (8%).  The $1,100 decrease in oil revenues for the three months ended June 30, 2007 as compared to the prior year similar period was attributable to a $4,000 decrease in oil prices, partially offset by a $2,900 increase in production volumes.

Our oil revenues were $40,700 and $42,500 for the six months ended June 30, 2007 and 2006, respectively, a decrease of $1,800 (4%).  This decrease was due to a decrease in the average sales price we received for our oil to $56.36 for the six months ended June 30, 2007 as compared to $62.04 for the six months ended June 30, 2006, a decrease of $5.68 per bbl (9%), partially offset by an increase in production volumes to 3.99 bbl per day for the six months ended June 30, 2007 from 3.78 bbl per day for the six months ended June 30, 2006, an increase of .21 bbl per day (6%).  The $1,800 decrease in oil revenues for the six months ended June 30, 2007 as compared to the prior year similar period was attributable to a $4,100 decrease in oil prices, partially offset by a $2,300 increase in production volumes.

Expenses.  Production expenses were $244,700 and $220,800 for the three months ended June 30, 2007 and 2006, respectively, an increase of $23,900 (11%).  Production expenses were $456,400 and $411,500 for the six months ended June 30, 2007 and 2006, respectively, an increase of $44,900 (11%).  These increases were primarily attributable to increases in rates charged for transportation fees and well supervision fees.

Depletion of oil and gas properties as a percentage of oil and gas revenues were 27% and 25% for the three months ended June 30, 2007 and 2006, respectively; and 26% and 18% for the six months ended June 30, 2007 and 2006, respectively.  These percentage changes are directly attributable to revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended June 30, 2007 and 2006 were $27,200 and $34,500, respectively, a decrease of $7,300 (21%).  For the six months ended June 30, 2007 and 2006 these expenses were $60,100 and $65,300, respectively, a decrease of $5,200 (8%).  These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP.  These decreases were primarily due to lower third-party fees for services charged as compared to the prior year similar period.

Liquidity and Capital Resources

Cash provided by operating activities decreased $815,300 in the six months ended June 30, 2007 to $1,287,700 as compared to $2,103,000 for the six months ended June 30, 2006.  This decrease was primarily due to a decrease in net earnings before depletion and accretion of $334,000 and a reduction in the decrease in accounts receivable-affiliate of $479,900.

Cash provided by investing activities was $7,100 for the six months ended June 30, 2007 from a sale of tangible equipment.

Cash used in financing activities decreased $853,900 during the six months ended June 30, 2007 to $1,318,500 from $2,172,400 for the six months ended June 30, 2006.  This decrease was entirely due to lower distributions as a result of a decrease in net cash flows.

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

Recently Issued Financial Accounting Standards

In April 2007, the Financial Accounting Standards Board or FASB issued FASB Interpretation No. 39-1, amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, (“FIN 39-1”).  FIN 39-1 amends FIN 39, which allows an entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  FIN 39-1 is effective for fiscal years beginning after November 15, 2007.  We do not expect the adoption of FIN 39-1 to have a significant impact on our financial position or results of operations.

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

Atlas America Public #10 Ltd.

Atlas Resources, LLC, Managing General Partner

Date: August 13, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 13, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: August 13, 2007	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: August 13, 2007	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer