Form 10QSB
period 2007-09-30
ATLAS AMERICA PUBLIC  NO 10 LTD
filed 2007-11-09
CIK 1157516

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

ATLAS AMERICA PUBLIC #10 LTD.
(A Pennsylvania Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of September 30, 2007 and December 31, 2006	3

	Statements of Net Earnings for the Three Months and Nine Months ended September 30, 2007 and 2006	4

	Statement of Partners’ Capital Accounts for the Nine Months ended September 30, 2007	5

	Statements of Cash Flows for the Nine Months ended September 30, 2007 and 2006	6

	Notes to Financial Statements	7-12

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	13-17

Item 3:	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 6:	Exhibits	17

SIGNATURES		18

CERTIFICATIONS		19-22

PART I

ITEM 1.  FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #10 LTD.
BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$254,700	$277,300
Accounts receivable-affiliate	693,400	713,600
Short-term hedge receivable due from affiliate	260,200	587,500
Total current assets	1,208,300	1,578,400

Oil and gas properties, net	13,742,300	14,455,900
Long-term hedge receivable due from affiliate	139,100	507,200
	$15,089,700	$16,541,500

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$16,200	$18,000
Short-term hedge liability due to affiliate	41,800	3,600
Total current liabilities	58,000	21,600

Asset retirement obligations	809,000	774,200
Long-term hedge liability due to affiliate	193,000	81,600

Partners’ capital:
Managing general partner	2,358,300	2,505,000
Limited partners (2,135 units)	11,506,900	12,149,600
Accumulated other comprehensive income	164,500	1,009,500
Total partners' capital	14,029,700	15,664,100
	$15,089,700	$16,541,500

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #10 LTD.
STATEMENTS OF NET EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES:
Natural gas and oil	$901,800	$880,200	$2,678,100	$2,948,900
Interest income	2,900	5,300	11,700	16,000
Total revenues	904,700	885,500	2,689,800	2,964,900

COSTS AND EXPENSES:
Production	245,800	206,600	702,200	618,100
Depletion	237,600	218,200	706,500	583,300
Accretion of asset retirement obligation	11,600	10,100	34,800	30,300
General and administrative	42,100	30,700	102,200	96,000
Total expenses	537,100	465,600	1,545,700	1,327,700
Net earnings	$367,600	$419,900	$1,144,100	$1,637,200

Allocation of net earnings:
Managing general partner	$154,000	$168,000	$474,400	$613,900
Limited partners	$213,600	$251,900	$669,700	$1,023,300
Net earnings per limited partnership unit	$100	$118	$314	$479

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #10 LTD.
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE NINE MONTHS ENDED
September 30, 2007
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income (Loss)	Total

Balance at January 1, 2007	$2,505,000	$12,149,600	$1,009,500	$15,664,100

Participation in revenues and expenses:
Net production revenues	632,300	1,343,600	—	1,975,900
Interest income	3,700	8,000	—	11,700
Depletion	(117,800)	(588,700)	—	(706,500)
Accretion of asset retirement obligation	(11,100)	(23,700)	—	(34,800)
General and administrative	(32,700)	(69,500)	—	(102,200)
Net earnings	474,400	669,700	—	1,144,100

Other comprehensive loss	—	—	(845,000)	(845,000)

Distributions to partners	(621,100)	(1,312,400)	—	(1,933,500)

Balance at September 30, 2007	$2,358,300	$11,506,900	$164,500	$14,029,700

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #10 LTD
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$1,144,100	$1,637,200
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	706,500	583,300
Accretion of asset retirement obligations	34,800	30,300
Decrease in accounts receivable – affiliate	20,200	565,300
Decrease in accrued liabilities	(1,800)	(7,000)
Net cash provided by operating activities	1,903,800	2,809,100

Cash flows from investing activities:
Proceeds from sale of tangible equipment	7,100	—
Net cash provided by investing activities	7,100	—

Cash flows from financing activities:
Distributions to partners	(1,933,500)	(2,940,900)
Net cash used in financing activities	(1,933,500)	(2,940,900)

Net decrease in cash and cash equivalents	(22,600)	(131,800)
Cash and cash equivalents at beginning of period	277,300	388,400
Cash and cash equivalents at end of period	$254,700	$256,600

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #10 LTD.
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

The financial statements of Atlas America Public #10 Ltd. (the “Partnership”) as of September 30, 2007 and for the three months and nine months ended September 30, 2007 and 2006 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB/A for the year ended December 31, 2006.  The results of operations for the three months and nine months ended September 30, 2007 may not necessarily be indicative of the results of operations for the year ended December 31, 2007.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-KSB/A for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

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

Receivables

In evaluating the need for an allowance for possible losses, the Partnership's MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its purchasers' credit information.  Credit is extended on an unsecured basis to many of its energy purchasers.  At September 30, 2007 and December 31, 2006, the Partnership's MGP’s credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership had unbilled revenues.  These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices.  The Partnership had unbilled trade receivables of $488,300 at September 30, 2007 and $493,400 at December 31, 2006, which are included in Accounts receivable-affiliate on the Partnership's Balance Sheets.

ATLAS AMERICA PUBLIC #10 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
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

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Asset retirement obligation at beginning of period	$797,400	$692,800	$774,200	$672,600
Accretion expense	11,600	10,100	34,800	30,300
Asset retirement obligation at end of period	$809,000	$702,900	$809,000	$702,900

Property and Equipment

Oil and gas properties consist of the following at the dates indicated:	September 30,	December 31,
	2007	2006
Mineral interest in properties:
Proved properties	$338,500	$338,500
Wells and related equipment	25,260,100	25,267,200
	25,598,600	25,605,700

Accumulated depletion of oil and gas properties	(11,856,300)	(11,149,800)
	$13,742,300	$14,455,900

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
September 30, 2007
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

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are payable at $75 per well per month.  Administrative costs incurred for the three months and nine months ended September 30, 2007 were $21,800 and $65,400, respectively.  Administrative costs incurred for the three months and nine months ended September 30, 2006 were $22,100 and $66,100, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are currently payable at $316 per well per month for operating and maintaining the wells.  Well supervision fees incurred for the three months and nine months ended September 30, 2007 were $92,100 and $275,700, respectively.  Well supervision fees incurred for the three months and nine months ended September 30, 2006 were $97,400 and $264,200, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at rates ranging from $.29-$.35 per one thousand cubic feet ("Mcf") to 13% of the natural gas sales price.  Transportation fees incurred for the three months and nine months ended September 30, 2007 were $109,900 and $319,400, respectively.  Transportation fees incurred for the three months and nine months ended September 30, 2006 were $81,500 and $270,200, respectively.

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

ATLAS AMERICA PUBLIC #10 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
(Unaudited)

NOTE 4 – COMPREHENSIVE INCOME (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net earnings	$367,600	$419,900	$1,144,100	$1,637,200
Other comprehensive income:
Unrealized holding gain (loss) on hedging contracts	184,600	787,000	(541,900)	1,343,100
Less: reclassification adjustment for gains realized in net earnings	(96,700)	(97,200)	(303,100)	(256,500)
	87,900	689,800	(845,000)	1,086,600
Comprehensive income	$455,500	$1,109,700	$299,100	$2,723,800

NOTE 5 – DERIVATIVE INSTRUMENTS

Atlas Energy, on behalf of the Partnership, from time to time enters into natural gas futures, option and collar contracts to hedge exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange ("NYMEX") futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

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

ATLAS AMERICA PUBLIC #10 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

At September 30, 2007, Atlas Energy had allocated open natural gas futures contracts to the Partnership related to natural gas sales covering 1,199,600 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through September 30, 2013 at an average settlement price of $8.15 per Dth. At September 30, 2007, the Partnership reflected net hedging assets on its Balance Sheets of $164,500.  Of the $164,500 net gain in Accumulated other comprehensive income (loss) at September 30, 2007, if the fair values of the instruments remain at current market values, the Partnership will reclassify $218,400 of net gain to its Statements of Net Earnings over the next twelve month period as these contracts expire, and $53,900 of net loss in later periods.  Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $96,700 and $97,200 for the three month periods ended September 30, 2007 and 2006, respectively; and $303,100 and $256,500 for the nine month periods ended September 30, 2007 and 2006, respectively, in its oil and gas revenues within its Statements of Net Earnings related to the settlement of qualifying hedge instruments.  The Partnership recognized no gains or losses during the three months and nine months ended September 30, 2007 and 2006 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of September 30, 2007, Atlas Energy had allocated to the Partnership the following natural gas hedged volumes:

Fixed Price Swaps
				Fair Value
	Twelve Month	Volumes	Average	Asset
	Period Ending	(per MMBTU)	Fixed Price	(Liability)
	September 30,	(1)	(per MMBTU)	(2)

	2008	276,400	$8.69	$207,600
	2009	269,300	$8.41	41,700
	2010	181,600	$7.87	(49,700)
	2011	99,500	$7.46	(41,800)
	2012	20,400	$7.37	(8,900)
				$148,900

ATLAS AMERICA PUBLIC #10 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

Costless Collars
					Fair Value
	Twelve Month		Volumes	Average	Asset
	Period Ending	Option	(per MMBTU)	Floor & Cap	(Liability)
	September 30,	Type	(1)	(per MMBTU)	(2)

	2008	Puts purchased	7,700	$7.50	$5,300
	2008	Calls sold	7,700	$8.60	—
	2008	Puts purchased	19,900	$7.50	5,500
	2008	Calls sold	19,900	$9.40	—
	2009	Puts purchased	6,600	$7.50	—
	2009	Calls sold	6,600	$9.40	(500)
	2010	Puts purchased	36,700	$7.75	2,400
	2010	Calls sold	36,700	$8.75	—
	2011	Puts purchased	12,200	$7.75	(100)
	2011	Calls sold	12,200	$8.75	—
	2011	Puts purchased	91,800	$7.50	4,100
	2011	Calls sold	91,800	$8.45	—
	2012	Puts purchased	30,600	$7.50	—
	2012	Calls sold	30,600	$8.45	(400)
	2012	Puts purchased	110,200	$7.50	—
	2012	Calls sold	110,200	$8.45	(400)
	2013	Puts purchased	36,700	$7.00	—
	2013	Calls sold	36,700	$8.37	(300)
					$15,600

				Net Asset	$164,500

(1)	MMBTU represents Million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices.

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated:

	September 30, 2007		December 31, 2006
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$399,300	$399,300	$1,094,700	$1,094,700
	$399,300	$399,300	$1,094,700	$1,094,700
Liabilities
Derivative instruments	$(234,800)	$(234,800)	$(85,200)	$(85,200)
	$164,500	$164,500	$1,009,500	$1,009,500

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

General

We were formed as a Pennsylvania limited partnership on July 5, 2001, with Atlas Resources, Inc. as our Managing General Partner, or MGP to drill natural gas development wells.  We have no employees and rely on our MGP for management which, in turn, relies on its parent company, Atlas Energy Resources, LLC, or Atlas Energy, for administrative services.

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Production revenues (in thousands):
Gas	$878	$847	$2,614	$2,873
Oil	$24	$33	$64	$76
Total	$902	$880	$2,678	$2,949

Production volumes:
Gas (mcf/day) (2)	1,083	1,113	1,087	1,159
Oil (bbls/day) (2)	4	5	4	4
Total (mcfe/day) (2)	1,107	1,143	1,111	1,183

Average sales prices:
Gas (per mcf) (1) (2)	$8.82	$8.27	$8.81	$9.08
Oil (per bbl) (2)	$68.69	$66.61	$60.32	$63.98

Average production costs:
As a percent of sales	27%	23%	26%	21%
Per mcfe (2)	$2.42	$1.96	$2.32	$1.91

Depletion per mcfe	$2.34	$2.07	$2.33	$1.80
______________

(1)
The average sales price per mcf before the effects of hedging was $7.85 and $7.32 for the three months ended September 30, 2007 and 2006, respectively; and $7.79 and $8.19 for the nine months ended September 30, 2007 and 2006, respectively.

(2)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues.  Our natural gas revenues were $878,300 and $846,600 for the three months ended September 30, 2007 and 2006, respectively, an increase of $31,700 (4%).  This increase was due to an increase in the average sales price we received for our natural gas to $8.82 for the three months ended September 30, 2007 as compared to $8.27 for the three months ended September 30, 2006, an increase of $.55 per mcf (7%), partially offset by a decrease in production volumes to 1,083 mcf per day for the three months ended September 30, 2007 from 1,113 mcf per day for the three months ended September 30, 2006, a decrease of 30 mcf per day (3%).  The $31,700 increase in gas revenue for the three months ended September 30, 2007 as compared to the prior year similar period was attributable to a $54,600 increase in natural gas sale prices, partially offset by a $22,900 decrease in production volumes.  The overall increase in gas revenues for the three months ended September 30, 2007 resulted primarily from an increase in the average sales price on various wells as compared to prior year similar period.

Our natural gas revenues were $2,614,000 and $2,872,800 for the nine months ended September 30, 2007 and 2006, respectively, a decrease of $258,800 (9%).  This decrease was due to a decrease in the average sales price we received for our natural gas to $8.81 for the nine months ended September 30, 2007 as compared to $9.08 for the nine months ended September 30, 2006, a decrease of $.27 per mcf (3%) and a decrease in production volumes to 1,087 mcf per day for the nine months ended September 30, 2007 from 1,159 mcf per day the nine months ended September 30, 2006, a decrease of 72 mcf per day (6%).  The $258,800 decrease in gas revenue for the nine months ended September 30, 2007 as compared to the prior year similar period was attributable to a $180,500 decrease in production volumes and a $78,300 decrease in natural gas sales prices.  The overall decrease in gas production volumes for the nine months ended September 30, 2007 resulted primarily from the normal decline inherent in the life of a well.

Oil Revenues.  We drill wells primarily to produce natural gas, rather than oil, but some wells have oil production.  Our oil revenues were $23,500 and $33,600 for the three months ended September 30, 2007 and 2006, respectively, a decrease of $10,100 (30%).  This decrease was due to a decrease in the production volumes to 4 bbl per day for the three months ended September 30, 2007 from 5 bbl per day for the three months ended September 30, 2006, a decrease of 1 bbl per day (20%), partially offset by an increase in the average sales price we received for our oil to $68.69 for the three months ended September 30, 2007 as compared to $66.61 for the three months ended September 30, 2006, an increase of $2.08 per bbl (3%).  The $10,100 decrease in oil revenues for the three months ended September 30, 2007 as compared to the prior year similar period was attributable to a $10,900 decrease in production volumes, partially offset by an $800 increase in oil prices.

Our oil revenues were $64,100 and $76,100 for the nine months ended September 30, 2007 and 2006, respectively, a decrease of $12,000 (16%).  This decrease was due to a decrease in the average sales price we received for our oil to $60.32 for the nine months ended September 30, 2007 as compared to $63.98 for the nine months ended September 30, 2006, a decrease of $3.66 per bbl (6%) and a decrease in production volumes to 3.89 bbl per day for the nine months ended September 30, 2007 from 4.36 bbl per day for the nine months ended September 30, 2006, a decrease of .47 bbl per day (11%).  The $12,000 decrease in oil revenues for the nine months ended September 30, 2007 as compared to the prior year similar period was attributable to an $8,100 decrease in production volumes and a $3,900 decrease in oil prices.

Expenses.  Production expenses were $245,800 and $206,600 for the three months ended September 30, 2007 and 2006, respectively, an increase of $39,200 (19%).  Production expenses were $702,200 and $618,100 for the nine months ended September 30, 2007 and 2006, respectively, an increase of $84,100 (14%).  These increases were primarily attributable to increases in rates charged for transportation fees and well supervision fees.

Depletion of oil and gas properties as a percentage of oil and gas revenues were 26% and 25% for the three months ended September 30, 2007 and 2006, respectively; and 26% and 20% for the nine months ended September 30, 2007 and 2006, respectively.  These percentage changes are directly attributable to revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended September 30, 2007 and 2006 were $42,100 and $30,700, respectively, an increase of $11,400 (37%).  For the nine months ended September 30, 2007 and 2006 these expenses were $102,200 and $96,000, respectively, a increase of $6,200 (6%).  These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP.  These increases were primarily due to higher audit and tax fees as compared to the prior year similar period.

Liquidity and Capital Resources

Cash provided by operating activities decreased $905,300 in the nine months ended September 30, 2007 to $1,903,800 as compared to $2,809,100 for the nine months ended September 30, 2006.  This decrease was primarily due to a decrease in net earnings before depletion and accretion of $365,400 and a reduction in the decrease in accounts receivable-affiliate of $545,100.

Cash provided by investing activities was $7,100 for the nine months ended September 30, 2007 from a sale of tangible equipment.

Cash used in financing activities decreased $1,007,400 during the nine months ended September 30, 2007 to $1,933,500 from $2,940,900 for the nine months ended September 30, 2006.  This decrease was entirely due to lower distributions as a result of a decrease in net cash flows.

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

For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see Note 2 of the "Notes to Financial Statements" in our Annual Report on Form 10-KSB/A.

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

Atlas America Public #10 Ltd.

Atlas Resources, LLC, Managing General Partner

Date: November 9, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 9, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: November 9, 2007	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: November 9, 2007	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer